Form 10-Q
period 1996-03-30
AMERICAN DRUG CO
filed 1996-05-15
CIK 922408

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarter ended March 31, 1996

                                     	or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                               to

    Commission File Number:                             033-78252

                               AMERICAN DRUG COMPANY

                 (Exact Name of Registrant as Specified in its Charter)

           Delaware										                                13-3729186
(State or other jurisdiction of						                     	(I.R.S. Employer
incorporation or organization)							                      Identification No.)

9 West 57th Street, New York, NY						                          10019
(Address of principal executive offices)					                 (Zip code)

          (212) 230-9500
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.


                      		Yes	X           				No


Number of shares outstanding of each of issuer's classes of common stock as of May 9, 1996:

     Common Stock	                               13,020,155 shares


                    AMERICAN DRUG COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                              		Page No.

Part I.	Financial Information


	 Consolidated Condensed Balance Sheets-
		March 31, 1996 and December 31, 1995	                             1

	Consolidated Condensed Statements of Operations-
		Three Months Ended March 31, 1996 and 1995	                       3

	Consolidated Condensed Statements of Cash Flows -
		Three Months Ended March 31, 1996 and 1995                       	4

	Notes to Consolidated Condensed Financial
		Statements	                                                       5

	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	                              6

	Qualification Relating to Financial Information	                   8

Part II.	Other Information	                                         9

	Signatures	                                                       10



                        PART I.  FINANCIAL INFORMATION

                    AMERICAN DRUG COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                              (in thousands)


                                                  	March 31,   	December 31,
	                                                       1996	           1995
     ASSETS	                                     (unaudited)	           *
Current assets

Cash and cash equivalents	                        $       22	     $       66
Accounts receivable, trade	                              196            	104
Inventory (finished goods)	                              234	            329
Prepaid expenses and other current assets	                 9	             51

Total current assets	                                    461            	550

Property, plant and equipment, at cost	                  109	            108
Less accumulated depreciation	                           (94)           	(86)
	                                                         15             	22

Organization costs (net of accumulated
 amortization of $24 and $21,
 respectively)	                                           26	             29

Other assets	                                              -	              1
	                                                  $     502	      $     602




* The Consolidated Condensed Balance Sheet as of December 31, 1995 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


	See accompanying notes to the consolidated condensed financial statements.


                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                 (in thousands)


                                                 	March 31,      	December 31,
                                                      	1996	              1995
LIABILITIES AND STOCKHOLDERS' EQUITY	            (unaudited)	             *

Current liabilities

Customers' deposits	                             $      -	        $        236
Accounts payable and accrued expenses                  	133               	120
Total current liabilities                              	133               	356

Long-term debt to National Patent	                    3,073             	2,633

Stockholders' equity (deficiency)

Common stock	                                           130               	130
Capital in excess of par value	                       1,682             	1,682
Deficit                                             	(4,455)           	(4,117)
Deferred compensation	                                  (61)              	(82)

Total stockholders' deficiency                      	(2,704)            	(2,387
                                                  $     502	       $        602




* The Consolidated Condensed Balance Sheet as of December 31, 1995 has been summarized from the Company's audited Consolidated Balance sheet as of that date


	See accompanying notes to the consolidated condensed financial statements.



                      AMERICAN DRUG COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                       (in thousands, except per share data)

                                                         		Three months ended
	                                                                   March 31,

                                                           1996	         1995
 Revenues
  Sales	                                               $    503	      $    25
  Consulting fees and commissions	                           21           	55
Total revenues	                                             524           	80
Expenses
  Cost of goods sold	                                       366           	15
  General & administrative expenses	                        410          	372
  Management fee to National Patent	                         30           	30
  Interest expense to National Patent                       	56           	25
  Total expenses	                                           862          	442

Net loss	                                               $  (338)	     $  (362)

Net loss per share	                                     $  (.03)	     $  (.03)

Weighted average shares outstanding                     	13,020	       13,018

	See accompanying notes to the consolidated condensed financial statements.


                   AMERICAN DRUG COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (in thousands)

                                                              		Three months
		                                                           ended March 31,
                                                            	1996	      1995
Cash flows from operations:
Net loss	                                                  $ (338)	  $  (362)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation	                                                  11        	10
Deferred compensation	                                         21        	21

Changes in other operating items:
Accounts receivable, trade	                                   (92)	        -
Inventory	                                                     95       	(68)
Prepaid expenses	                                              42         	-
Customers' deposits, accounts payable
 and other                                                  	(222)      	(47)

Net cash used in operations                                 	(483)       	(446)

Cash flows from investing activities:
Additions to machinery and equipment	                          (1)	         (2)
Net cash used in investing activities	                         (1)	         (2)

Cash flows from financing activities:
Loans from National Patent                                   	 440	         511
Net cash provided by financing
 activities	                                                   440         	511

Net (decrease) increase in cash                               	(44)        	63
Cash at beginning of period	                                    66	         60
Cash at end of period	                                      $   22	    $   123


	See accompanying notes to the consolidated condensed financial statements.


                     	AMERICAN DRUG COMPANY AND SUBSIDIARY

                  	Notes to Consolidated Financial Statements

1.	Loans and advances from National Patent

     In August 1994, National Patent agreed to sell to NPD Trading (USA), Inc., a wholly-owned subsidiary of the Company ("NPD Trading"), an aggregate of $2.5 million of registered common stock of National Patent, GTS Duratek, Inc., a currently 31% owned investment of National Patent ("Duratek") or Interferon Sciences, Inc., a company in which National Patent has a 22% investment ("ISI"), or a combination thereof, to be determined at National Patent's discretion, which securities National Patent agreed to register, at its own expense, and deliver within a 24-month period commencing November 7, 1994, as requested by the Company. The purchase price per share of such common stock will be its fair market value as determined by the closing price of the issue on the National Securities Exchange or quotation medium upon which it is then listed on the business day immediately preceding the purchase. In lieu of securities at its option, National Patent may advance cash.

     	NPD Trading will purchase these equity securities from time to time by issuing a note to National Patent (the "Note"). Borrowings under the Note will be made from time to time by NPD Trading as it purchases shares of the securities, and the principal and accrued interest thereon at the prime rate will be due on August 5, 1999. NPD Trading intends to sell all of such securities immediately after the purchase thereof and to advance the proceeds of such sales to the Company for use as working capital. Although National Patent registered shares of its common stock, which can be used in partial satisfaction of its obligations under the loan agreement, National Patent elected to make all cash advances to the Company during 1994. During 1995 and 1996, National
Patent partially satisfied its funding obligations from proceeds from sales of approximately 46,000 shares of National Patent Common Stock on behalf of the Company in the aggregate amount of $427,000. At March 31, 1996, the Company borrowed the full $2,500,000. Such amount, together with accrued interest thereon of $238,000, is due on August 5, 1999.
National Patent has agreed to continue funding the Company through June
30, 1996 pursuant to the same terms and conditions as the above loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of March 31, 1996, the Company had borrowed an additional $335,000 from National Patent.


                   AMERICAN DRUG COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                             Results of Operations
Overview

    	The Company commenced operations in January 1990 as NPD Trading (USA), Inc., which is now its wholly-owned subsidiary. Since its inception, the Company has focused on assisting western business to develop trade, manufacturing and investment opportunities in Russia, the Czech and Slovak Republics and to a lesser extent, other countries of the CIS. In late 1993, the Company began the implementation of its plan for the export of American-made generic prescription drugs and over-the-counter healthcare products in both Russia and the CIS. The Company received certain regulatory approvals in 1994 and 1995 to market its products. The Company's strategy is to focus its efforts and resources, in 1996 and thereafter, on marketing and distribution in the generic pharmaceutical business, over the counter pharmaceuticals and the sale of medical equipment.

Liquidity and Capital Resources

     	At March 31, 1996, the Company had cash of $22,000 and the Company had borrowed the full $2.5 million under its loan agreement from National Patent These proceeds were to be used as part of the Company's working capital. The proceeds received under the loan agreement were derived from the sale of registered shares of National Patent Common Stock, which totaled approximately $427,000, and a cash loan. Such borrowings will bear interest at the prime rate, with principal and accrued interest, which totaled $238,000 at December 31, 1995, becoming due on August 5, 1999.

     	National Patent has agreed to continue funding the Company through June 31, 1996 pursuant to the same terms and conditions as the above loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of March 31, 1996, the Company had borrowed $2,835,000 from National Patent and had incurred interest of $238,000. The Company is attempting to secure a bank credit facility, issue debt or issue additional equity securities to meet its working capital needs. If the Company is unable to raise additional capital, it could be forced to delay, scale back or eliminate certain activities. In addition, there is no assurance that the terms of such transactions will be favorable to the Company.

     	The Company does not manufacture, and does not anticipate manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

     	Revenues. In the quarter ended March 31, 1996, the Company had revenues of approximately $524,000 as compared to revenues of approximately $80,000 for the quarter ended March 31, 1995. The increase in revenues of $444,000 was primarily due to the increase of $478,000 to $503,000 in 1996 in sales of medical equipment and generic drugs in the Commonwealth of Independent States offset by decreased consulting fees of $34,000. The sales of medical equipment and generic drugs, which had a cost of sales of $366,000, resulted in $137,000 of gross margin in the first quarter of 1996.

     	General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses increased to $410,000 in the first quarter of 1996 from $372,000 in the first quarter of 1996. This increase in general and administrative expenses in 1996 was due to the continued addition by the Company of certain personnel required to commence the implementation of the Company's plan to export American-made generic pharmaceutical products.

     	Net Loss. The Company's net loss decreased to $338,000 for the first quarter of 1996 from $362,000 in the first quarter of 1995. The sales in the first quarter of 1996, generating a gross profit of $137,000 offset by higher general and administrative expenses accounted for this decrease in net loss.


                        AMERICAN DRUG COMPANY AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 1996



    	The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.




                    AMERICAN DRUG COMPANY AND SUBSIDIARIES

                       PART II.  OTHER INFORMATION



Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

       	a. 	Exhibits

           	None

	       b. 	Reports on Form 8-K

          		None


                   AMERICAN DRUG COMPANY AND SUBSIDIARIES


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      			AMERICAN DRUG COMPANY



DATE: May 13, 1996	                      Martin M. Pollak
				                                     President


DATE: May 13, 1996	                      Scott N. Greenberg
		                                     		Vice President, Chief
                                         Financial Officer