Form 10-Q
period 1996-06-30
AMERICAN DRUG CO
filed 1996-08-14
CIK 922408

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X                   No______


Number of shares outstanding of each of issuer's classes of common stock as of August 9, 1996:



                  Common Stock             13,020,155 shares








             AMERICAN DRUG COMPANY AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                      Page No.

Part I. Financial Information


       Consolidated Condensed Balance Sheets -
       June 30, 1996 and December 31, 1995               1

      Consolidated Condensed Statements of Operations-
       Three Months and Six Months Ended June 30,
        1996 and 1995                                    3

      Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1996 and 1995           4

      Notes to Consolidated Condensed Financial
       Statements                                        5

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations               6

      Qualification Relating to Financial Information    9

Part II.                            Other Information   10

      Signatures                                        11


                 PART I.  FINANCIAL INFORMATION

             AMERICAN DRUG COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                         (in thousands)


                                       June 30,       December 31,
                                         1996            1995
     ASSETS                           (unaudited)             *
Current assets

Cash and cash equivalents               $   61        $   66
Accounts receivable, trade                 146           104
Inventory (finished goods)                 239           329
Prepaid expenses and other current assets   32            51

Total current assets                       478           550

Machinery and equipment, at cost           111           108
Less accumulated depreciation             (101)          (86)
                                            10            22

Organization costs (net of accumulated
 amortization of $29 and $21,
 respectively)                              21            29

Other assets                                               1
                                        $  509        $  602




* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance Sheet as of that date.



See accompanying notes to the consolidated condensed financial statements.



             AMERICAN DRUG COMPANY AND SUBSIDIARIES

        CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                         (in thousands)


                                            June 30,  December 31,
                                            1996          1995
LIABILITIES AND STOCKHOLDERS' DEFICIENCY   (unaudited)  *

Current liabilities

Customers' deposits                        $     -       $   236
Accounts payable and accrued expenses           39           120
Total current liabilities                       39           356

Long-term debt to National Patent            3,484         2,633

Stockholders' deficiency

Common stock                                   130           130
Capital in excess of par value               1,682         1,682
Deficit                                     (4,786)       (4,117)
Deferred compensation                          (40)          (82)

Total stockholders' deficiency              (3,014)       (2,387)
                                           $   509       $   602




* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance sheet as of that date


See accompanying notes to the consolidated condensed financial statements.



             AMERICAN DRUG COMPANY AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

              (in thousands, except per share data)

                                 Three months ended       Six Months ended
                                      June 30,               June 30,
                                    1996     1995           1996    1995
Revenues
 Sales                           $   109  $    11        $   612  $    36
 Consulting fees and commissions     103       32            124       87

Total revenues                       212       43            736      123

Expenses
 Cost of goods sold                   83        5            449       20
 General and administrative
 expenses                            352      392            762      764
 Management fee to National Patent    30       30             60       60
 Interest expense to National
 Patent                               78       36            134       61

Total expenses                       543      463          1,405      905

Net loss                          $ (331) $  (420)        $ (669)  $ (782)

Net loss per share                $ (.03) $  (.03)        $ (.05)  $ (.06)



See accompanying notes to the consolidated condensed financial statements.




             AMERICAN DRUG COMPANY AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                         (in thousands)

                                              Six months
                                             ended June 30,
                                             1996      1995
Cash flows from operations:
Net loss                                   $ (669)   $ (782)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                  23        20
Deferred compensation                          42        42
Changes in other operating items             (250)     (146)
Net cash used in operations                  (854)     (866)

Cash flows from investing activities:
Additions to machinery and equipment           (3)       (4)
Reduction of other assets                       1         1
Net cash used in investing activities          (2)       (3)

Cash flows from financing activities:
Loans from National Patent                    851       870
Net cash provided by financing activities     851       870

Net (decrease) increase in cash                (5)        1
Cash at beginning of period                    66        60
Cash at end of period                      $   61    $   61


See accompanying notes to the consolidated condensed financial statements.

             AMERICAN DRUG COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Subsequent Event

          In July 1996, the Company issued a convertible note (the "Note") in the principal amount of $1,000,000 in a private offering (the "Offering"). The Company received net proceeds of $950,000 from the Offering. The Note matures on June 30, 2001, bears interest at the rate of 7% per annum, and is convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, National Patent Development Corporation (National Patent), issued warrants to purchase an aggregate of 82,306 shares of National Patent common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

          The Company and National Patent have agreed that (i) if the Notes are used to exercise the warrants prior to a default on the Notes, National Patent will receive from the Company, in exchange for the Notes shares of the Company's common stock at a price equal to 60% of its then current market value, and (ii) if the Notes are used to exercise the warrants after a default on the Notes, National Patent will receive from the Company, in exchange for the Notes shares of the Company's common stock at a price equal to 25% of its then current market value.



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

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash of $61,000 and the Company had borrowed the full $2.5 million under its loan agreement from National Patent. These proceeds were to be used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest due on August 5, 1999.

     National Patent had agreed to continue funding the Company through June 30, 1996 pursuant to the same terms and conditions as the existing loan agreement. As of June 30, 1996, the Company had borrowed $3,167,000 from National Patent and had incurred interest of $317,000.

     Based upon the proceeds from the $1,000,000 Convertible Note (See Note 1) and cash expected to be generated from operations, the Company believes that it will have sufficient cash and cash equivalents to satisfy its cash requirements through December 31, 1996. There can be no assurance that the Company will be able to raise additional capital or that the terms of such transactions will be favorable.

     The Company does not manufacture, and does not anticipate manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.


             AMERICAN DRUG COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)




Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30,
1995

     Revenues. In the quarter ended June 30, 1996, the Company had revenues of approximately $212,000 as compared to revenues of approximately $43,000 for the quarter ended June 30, 1995. The increase in revenues of $169,000 was due to increased consulting revenues from ICF Kaiser and sales of generic drugs.

     General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $392,000 in the second quarter of 1995 to $352,000 in the second quarter of 1996. This decrease in general and administrative expenses from 1995 was due principally to the start up expenses incurred in 1995 for the implementation of the Company's plan to export American-made generic pharmaceutical products.




             AMERICAN DRUG COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)



     Net Loss. The Company's net loss decreased to $331,000 for the second quarter of 1996 from $420,000 in the second quarter of 1995. The decrease in general and administrative expenses as well as increased revenue, partially offset by increased interest expense incurred under the loan agreement with National Patent accounted for this reduced net loss.

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995

     Revenues. For the six months ended June 30, 1996, the Company had revenues of approximately $736,000, compared to revenues of approximately $123,000 for the six months ended June 30, 1995. The increase in revenues of $613,000 was due to the sale of medical equipment and generic drugs in the Commonwealth of Independent States.

     General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $764,000 for the six months ended June 30, 1995 to $762,000 for the six months ended June 30, 1996.

     Net Loss. The Company's net loss decreased to $669,000 for the six months of 1996 from $782,000 for the six months of 1995 due to the increased revenues partially offset by increased interest expense.
             AMERICAN DRUG COMPANY AND SUBSIDIARIES

         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                          June 30, 1996



     The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the 1996 interim period are not necessarily indicative of results to be expected for the entire year.


             AMERICAN DRUG COMPANY AND SUBSIDIARIES

                   PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits

          4.1. Form of 7% Convertible Note due 2001 of American Drug
               Company.

          4.2. Form of Warrant of National Patent Development Corporation.

      b.  Reports on Form 8-K

          None


             AMERICAN DRUG COMPANY AND SUBSIDIARIES



                          June 30, 1996


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN DRUG COMPANY



DATE: August 13, 1996                 BY: Martin M. Pollak
                                          Vice President &
                                          Chief Executive Officer


DATE: August 13, 1996                 BY: Scott N. Greenberg
                                          Chief Financial Officer