Form 10-Q
period 1996-09-30
AMERICAN DRUG CO
filed 1996-11-14
CIK 922408

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q



[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the quarter ended September 30, 1996

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


          Yes    X                           No______


Number of shares outstanding of each of issuer's classes of common stock as of November 12, 1996:



      Common Stock                         13,020,155 shares




             AMERICAN DRUG COMPANY AND SUBSIDIARIES

                       TABLE OF CONTENTS


                                                             Page No.

Part I. Financial Information


       Consolidated Condensed Balance Sheets -
       September 30, 1996 and December 31, 1995                  1

      Consolidated Condensed Statements of Operations-
       Three Months and Nine Months Ended September 30,
        1996 and 1995                                            3

      Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995             4

      Notes to Consolidated Condensed Financial
       Statements                                                5

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                       7

      Qualification Relating to Financial Information            9

Part II.  Other Information                                     10

      Signatures                                                11



                 PART I.  FINANCIAL INFORMATION

             AMERICAN DRUG COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                         (in thousands)


                            September 30,       December 31,
                                   1996            1995
     ASSETS                     (unaudited)          *
Current assets

Cash and cash equivalents           $   917        $   66
Accounts receivable, trade              151           104
Inventory (finished goods)              239           329
Prepaid expenses and other current
 assets                                  32            51

Total current assets                  1,339           550

Machinery and equipment, at cost        111           108
Less accumulated depreciation         (101)          (86)
                                         10            22

Organization costs (net of accumulated
 amortization of $33 and $21,
 respectively)                           17            29
Deferred financing costs                 48

Other assets                              1             1
                                     $1,415        $  602




* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance Sheet as of that date.



See accompanying notes to the consolidated condensed financial statements.




              AMERICAN DRUG COMPANY AND SUBSIDIARIES

        CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                         (in thousands)


                                                September 30,  December 31,
                                                    1996          1995
LIABILITIES AND STOCKHOLDERS' DEFICIENCY         (unaudited)       *

Current liabilities

Customers' deposits                               $             $   236
Accounts payable and accrued expenses                  87           120
Total current liabilities                              87           356

7% Convertible note                                 1,000
Long-term debt to National Patent                   3,607         2,633

Stockholders' deficiency

Common stock                                          130           130
Capital in excess of par value                      1,682         1,682
Deficit                                            (5,072)       (4,117)
Deferred compensation                                 (19)          (82)

Total stockholders' deficiency                     (3,279)       (2,387)
                                                  $ 1,415        $  602




* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance sheet as of that date


See accompanying notes to the consolidated condensed financial statements.



              AMERICAN DRUG COMPANY AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

              (in thousands, except per share data)


                                Three months ended      Nine Months ended
                                   September 30,           September 30,

                                     1996     1995         1996    1995
Revenues
 Sales                            $   144  $   206      $   756  $  242
 Consulting fees and commissions
                                      184       34          308     121
Total revenues                        328      240        1,064     363

Expenses
 Cost of goods sold                    78      109          527     129
 General & administrative
  expenses                            420      455        1,182   1,219
 Management fee to National
  Patent                               30       30           90      90
 Interest expense to
  National Patent                      68       5           202     111
 Interest expense                      18                    18
 Total expenses                        61      644        2,019    1,549

Net loss                          $  (286) $  (404)     $  (955) $(1,186)

Net loss per share                $  (.02) $  (.03)     $  (.07) $  (.09)





See accompanying notes to the consolidated condensed financial statements.



             AMERICAN DRUG COMPANY AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                         (in thousands)

                                                   Nine months
                                               ended September 30,
                                               1996           1995
Cash flows from operations:
Net loss                                       $ (955)    $ (1,186)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                      29           32
Deferred compensation                              63           63
Changes in other operating items                 (207)        (238)
Net cash used in operations                    (1,070)      (1,329)

Cash flows from investing activities:
Additions to machinery and equipment               (3)          (4)
Net cash used in investing activities              (3)          (4)

Cash flows from financing activities:
Net proceeds from 7% Convertible note             950
Loans from National Patent                        974         1,384
Net cash provided by financing activities       1,924         1,384

Net increase in cash                              851            51
Cash at beginning of period                        66            60
Cash at end of period                         $   917        $  111


See accompanying notes to the consolidated condensed financial statements.



              AMERICAN DRUG COMPANY AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  Long-term debt

     In July 1996, the Company issued a convertible note (the "Note") in the principal amount of $1,000,000 in a private offering (the "Offering"). The Company received net proceeds of $950,000 from the Offering. The Note matures on June 30, 2001, bears interest at the rate of 7% per annum, and is convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, National Patent Development Corporation (National Patent) issued warrants to purchase an aggregate of 82,306 shares of National Patent common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

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



              AMERICAN DRUG COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

                     Results of Operations
Overview

     The Company commenced operations in January 1990 as NPD Trading (USA), Inc., which is now its wholly-owned subsidiary. Since its inception, the Company has focused on assisting western business to develop trade, manufacturing and investment opportunities in Russia, the Czech and Slovak Republics and to a lesser extent, other countries of the CIS. In late 1993, the Company began the implementation of its plan for the export of American-made generic prescription drugs and over-the-counter health care products in both Russia and the CIS. The Company received regulatory approvals in 1994 to market certain of its products. The Company's strategy in 1995 and thereafter is to focus its efforts and resources on marketing and distribution in the generic pharmaceutical business, over the counter pharmaceuticals and the sale of medical equipment.

Liquidity and Capital Resources

     At September 30, 1996, the Company had cash of $917,000 and the Company had borrowed the full $2.5 million provided for under its loan agreement from National Patent. These proceeds were to be used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest due on August 5, 1999.

     National Patent had agreed to continue funding the Company through September 30, 1996 pursuant to the same terms and conditions as the existing loan agreement. As of September 30, 1996, the Company had borrowed $3,222,000 from National Patent and had incurred interest of $385,000.

     Based upon the proceeds from the $1,000,000 Convertible Note (See Note 1) the Company believes that it will have sufficient cash and cash equivalents to satisfy its cash requirements through December 31, 1996. There can be no assurance that the Company will be able to raise additional capital or that the terms of such transactions will be favorable.

     The Company does not manufacture, and does not anticipate manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.


              AMERICAN DRUG COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)




Results of Operations


Quarter Ended September 30, 1996 Compared to Quarter Ended
September 30, 1995

     Revenues. In the quarter ended September 30, 1996, the Company had revenues of approximately $328,000 as compared to revenues of approximately $240,000 for the quarter ended September 30, 1995. The increase in revenues of $88,000 was due primarily to increased consulting fees. The increased consulting revenues are primarily attributable to a contract between ICF Kaiser, Inc. and the Company's NPD Trading, Inc. subsidiary.

     General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $455,000 in the third quarter of 1995 to $420,000 in the third quarter of 1996. This decrease in general and administrative expenses in 1996 was due principally to the start up expenses incurred in 1995 for the implementation of the Company's plan to export American-made generic pharmaceutical products.

     Net Loss. The Company's net loss was reduced to $286,000 for the third quarter of 1996 from $404,000 in the third quarter of 1995. The reduced loss for the quarter ended September 30, 1996, was the result of increased revenues and reduced general and administrative expenses in the third quarter of 1996, partially offset by increased interest expense incurred under the loan agreement with National Patent in 1996, as well as interest incurred on the Convertible Note.


              AMERICAN DRUG COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)




Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995

     Revenues. For the nine months ended September 30, 1996, the Company had revenues of approximately $1,064,000, compared to revenues of approximately $363,000 for the nine months ended September 30, 1995. The increase in revenues of $701,000 was due to the sale of medical equipment and generic drugs in the Commonwealth of Independent States, as well as increased consulting revenue. The increased consulting revenues are primarily attributable to a contract between ICF Kaiser, Inc. and the Company's NPD Trading, Inc. subsidiary.

     General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $1,219,000 for the nine months ended September 30, 1995 to $1,182,000 for the nine months ended September 30, 1996 principally due to the start up expenses incurred in 1995 for the implementation of the Company's plan to export American-made generic pharmaceutical products.

     Net Loss. The Company's net loss decreased to $955,000 for the nine months of 1996 from $1,186,000 for the nine months of 1995 due to the increased revenues and reduced general and administrative expenses, partially offset by increased interest expense incurred under the loan agreement with National Patent, as well as interest incurred on the Convertible Note.



              AMERICAN DRUG COMPANY AND SUBSIDIARIES

         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                        September 30, 1996



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



                        September 30, 1996


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN DRUG COMPANY



DATE: November 14, 1996               BY: Martin M. Pollak
                                          President &
                                          Chief Executive Officer


DATE: November 14, 1996               BY: Scott N. Greenberg
                                          Chief Financial Officer