Form 10-K
period 1996-12-31
AMERICAN DRUG CO
filed 1997-03-28
CIK 922408

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 1996
                                      OR
           / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to

                       Commission File Number 033-78252
                            AMERICAN DRUG COMPANY
           (Exact name of registrant as specified in its character)


      Delaware                                  13-3729186
(State  of Incorporation)                                   (I.R.S. Employer
Identification No.)

1730 Rhode Island Ave. N.W. Washington, D.C.                20036
(Address of principle executive offices)                    (Zip code)

Registrant's telephone number, including area code:               (202)
833-9223

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    ___X___                No

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 3, 1997, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $1,373,478 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 3, 1997.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                           Outstanding at March 3, 1997
Common Stock, par value $.01 per share                            13,020,155
shares

DOCUMENTS INCORPORATED BY REFERENCE:                  None

                              TABLE OF CONTENTS

PART I                                                         Page


Item 1. Business

      (a)   General Development of Business......................1

      (b)   Financial Information About
            Industry Segment.....................................1

      (c)   Narrative Description of Business....................1

      (d)   Financial Information About Foreign
            and Domestic Operations and Export Sales.............6

      Item 2. Properties.........................................6

      Item 3. Legal Proceedings..................................6

      Item 4. Submission of Matters to a Vote of Security Holders6

PART II
      Item 5. Market for the Registrant's Common
      Equity and Related Stockholder Matters.....................7

      Item 6. Selected Financial Data............................8

      Item 7...............Management's Discussion and Analysis of
      Financial Condition and Results of Operations..............9

      Item 8. Financial Statements and Supplementary Data.......12

      Item 9.....................Changes in and Disagreements with
      Accountants on Accounting and Financial Disclosure........38

PART III
      Item 10. Directors and Executive Officers of the Registrant38

      Item 11. Executive Compensation...........................43

      Item 12. Security Ownership of Certain Beneficial
      Owners and Management.....................................45

      Item 13. Certain Relationships and Related Transactions...47

PART IV
      Item 14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K.......................................50

                                    PART I

Item 1.     Business

(a)   General Development of Business

      American Drug Company (the "Company") was organized in 1993, as a wholly-owned subsidiary of National Patent Development Corporation ("National Patent") to initiate marketing activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). NPD Trading (USA) Inc. ("NPD Trading") was formed in January 1990 as a wholly-owned subsidiary of National Patent to provide services to Western businesses in Russia and Eastern Europe.

      In August 1994, National Patent entered into a Transfer and Distribution Agreement with the Company whereby National Patent transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50% owned joint ventures in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to National Patent (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to National Patent stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to National Patent stockholders. Each warrant was exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1998 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances. The Distribution was at the rate of one share plus one warrant to purchase one share of common stock for every four then outstanding shares of common stock of National Patent. Upon completion of the Distribution, the Company became a separate public company from National Patent and NPD Trading became a wholly-owned subsidiary of the Company.

      The Company's principal executive offices are located at 1730 Rhode Island
Avenue,   N.W.,   Washington  D.C.  20036.  The  Company  maintains  offices  in
Washington, D.C., New York, Prague and Moscow.

(b) Financial Information about Industry Segments

      This item is not applicable because the Company has only a single line of business.

(c) Narrative Description of Business

General and Background

      The Company develops and assists Western businesses to develop investment, manufacturing and trade opportunities and business relationships in Russia, the Czech and Slovak Republics, and other countries of Eastern Europe. In this regard, it continues and builds upon the 30-year tradition of its principal stockholder, National Patent, of licensing, commercializing and marketing technologies from this region. The Company believes that its principal strength lies in the quality of its established relationships with scientists and commercial organizations both in the United States and in the former Soviet Union and Czech and Slovak Republics.

American-Made Generic Pharmaceutical Products

      A generic pharmaceutical product is the chemical and therapeutic equivalent of a brand-name pharmaceutical or over-the-counter health care product as to which the patent and/or market exclusivity has expired. Generics typically sell at prices substantially lower than the brand-name product.

The Company's Products and Operations. In 1993, the Company initiated activities aimed at the export of American-made generic pharmaceutical (prescription drugs and over-the-counter personal care products) and other medical products and equipment to Russia and the CIS. Among the products currently being sold by the Company are toothpaste, sanitary napkins, antibiotic ointments, vitamins, and bandages. The Company has launched marketing operations with major Russian distribution companies, individual Russian pharmacies, and hospitals and clinics throughout Russia and the CIS. Sales of the Company's products began in 1995.

      The Company has established a network of local distributors to sell its products in major Russian cities, including Moscow, St. Petersburg, Vladivostok, Rostovon-Don, Kazan, and in Nizhnevartovsk. In addition, the Company began negotiations, and in early 1996 concluded arrangements, with an American-managed bonded warehouse facility for the storage and distribution of its goods from a central point in Moscow.

      As of March 1, 1997, the Company had completed registration for approximately 25 products, including ADC "Shiny" toothpaste, ADC "Aurora" feminine products, ADC "Tobracin Tobramycin", "Triasept", "Acortine", "Proderm", "Pramoxin", "Diaderm" antibiotic creams and ointments, and ADC "Quick Aid" bandages and a line of "Revitalize" vitamins. All of the Company's products are bilingually labeled in Russian and English languages.

Generic Products Supply Agreements. The Company believes that contracting for the supply of its products enables it to avoid significant capital expenditures and the time and expense associated with the U.S. Food and Drug Administration (the "FDA") approval process. The Company has entered into various supply agreements for healthcare products and with pharmaceutical manufacturers. The terms of each of these agreements may vary, but generally provide for the supply to the Company of approximately five or six generic pharmaceutical products, in a variety of potency levels, for marketing and resale under the ADC label in Russia and other states which formerly comprised the Soviet Union. The agreements generally carry a five-year term with options to renew for successive one-year periods. They prohibit price increases on products supplied to the Company during the first year of the agreement, unless a substantial increase in the price of raw materials occurs. The agreements also provide that the Company will pay all foreign registration fees and labeling costs and that the supplier will undertake the labeling and packaging of all products sold to the Company in accordance with federal regulations. In addition, the supplier represents that products will be manufactured in accordance with the good manufacturing practices established by the FDA and that it will name the Company as an additional insured on product liability policies providing sufficient coverage.

Consulting Services and Sales

      In its seven years of operation, NPD Trading has provided a broad range of business services to a number of American and Western corporations. The Company's employees have backgrounds in diverse disciplines, such as law, engineering, international trade and economics. See "Business - Employees" and "Management." The Company is able to provide the contacts necessary for interested clients to locate a venture partner and to establish viable financing. Recognizing that successful conclusion of project negotiations in this region often depends upon financing, the Company has worked closely with the U.S. Exim-Bank, OPIC, the World Bank and its affiliates, including the European Bank for Reconstruction and Development, as well as private commercial banks. Additionally, the Company advises its clients with respect to new commercial, tax, currency and other laws of Eastern Europe, as well as U.S. foreign government regulations and policies which directly affect business operations.

Projects. The Company has been instrumental in the successful conclusion of a variety of projects. Summarized below are examples of the type of projects in which the Company has been involved.

Protocol Systems. The Company began distributing Protocol patient monitor systems in 1993. From 1993 to 1995, the Company successfully sold 81 monitors to 15 hospitals in 8 Russian cities. In 1996, the Company sold an additional 33 monitors and sold the first Acuity Central Monitoring system.

ICF Kaiser International. The Company's on-going efforts on behalf of ICF Kaiser International ("ICF") and their associated company, Kaiser Engineers, secured for these companies contracts to perform TDP-funded feasibility studies in the areas of hazardous waste management and steel industry modernization in the Czech Republic. The Company is providing ICF with technical and commercial assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. Subject to financing, the Company expects to receive in excess of $1,000,000 for services provided to ICF and to date has received $160,000 for work associated with the mini-mill project.

Strategy

      The Company believes that the former Soviet Union and certain countries in Eastern Europe present investment and export opportunities for American business due to (i) the privatization of business in such countries and the corresponding emergence of market economies and (ii) the fact that American goods and services are in demand in the region. The Company believes that it is well positioned to take advantage of these opportunities given the experience, contracts and expertise National Patent has developed in the region over the past 30 years. The Company's strategy is to (A) focus sales on the top-selling over the counter medical products to be marketed and sold in Russia, and to select the most financially viable distribution channels for such products, including hospitals, clinics and pharmacies in the former Soviet Union and (B) increase the number of projects among its existing clients for which it renders consulting services and attract additional clients.

Competition

      The principal competitive factors in the Company's markets are the experience and expertise of technical personnel, performance, reputation and price. Most of the Company's competitors have greater financial, technical and marketing resources than the Company. Additionally, because financing from local private sources and regional or international public sources is extremely limited and highly competitive, the Company's projects compete against other ventures to obtain funds necessary for successful competition.

      The Company's generic drug and over-the-counter products at present compete primarily with similar Russian and other foreign products and, to a lesser extent, brand-name versions produced by major international pharmaceutical corporations. The Company believes that it has a competitive advantage in the Russian market, however, since its products are generally more effective than Russian and non-American products and less expensive than American brand-name products. While there has been limited penetration of American generic products in the Russian market, there can be no assurance that other companies will not attempt to market such products in the future and that the Company will be able to maintain its competitive advantage.

Clients

      The Company has provided financial management and general consulting support to a number of American and foreign clients. The Company's clients to date have been principally in the energy, healthcare, environmental, machine tool and computer industries. Because the Company's consulting business is project driven, rather than oriented toward on-going consultation, the Company's major clients vary from year to year. In addition, the successful completion of a single or a few large projects typically accounts for a majority of the Company's revenues.

International

      The political situation in Russia, where the Company expects to generate most of its revenues in the near future, has in recent years been in constant transition. Since the advent of the Yeltsin government in December 1991, Russia has experienced a proliferation of political parties, an increase of nationalist sentiment, a fragmentation of its economic and political institutions and a dramatic increase in crime. The viability of the Russian government has been tested by various political factions gaining strength and two unsuccessful coup d'etats. In 1996, Presidential elections resulted in Yeltsin's re-election; however, his ongoing health problems contribute to political unease.

      Foreign firms' operations in this region may be subject to numerous other risks which are not present in domestic operations, including political strife, the possibility of expropriation, inadequate distribution facilities, telecommunications deficiencies, restrictions on royalties, dividends and currency remittances, inflation, fluctuations of foreign currencies, high and unpredictable levels of taxation, requirements for governmental approvals for new ventures and local participation in operations. Such problems could have a material adverse effect on the Company by affecting the Company's direct operations abroad and by discouraging trade and investment by other western businesses to whom the Company provides services.

Employees

      The Company's principal resource is its personnel. The Company's 19 employees have backgrounds in diverse disciplines, such as medicine, law, international trade and economics, and engineering. Several officers of the Company are also employed by National Patent, a principal stockholder of the Company. Martin M. Pollak, the Company's President, Chief Executive Officer and a director, is Executive Vice President, Treasurer and a director of National Patent, and will devote approximately one-half of his time to his duties at National Patent; Jerome I. Feldman, Chairman of the Board of, and a consultant to, the Company, is President, Chief Executive Officer and a director of National Patent; and Scott N. Greenberg, Chief Financial Officer, is Vice President and Chief Financial Officer and a director of National Patent. Messrs. Feldman and Greenberg will devote a portion of their time to the business of the Company, for which National Patent will charge a management fee. See "Certain Relationships and Related Transactions Certain Employment Matters and Management". The Company believes that its relations with its employees are good. See "Management."

Foreign Regulation

      The Company's generic pharmaceutical products (prescription and over-the-counter formulas) require registration with the appropriate arm of the Russian government and the governments of the other countries of the CIS before they may be marketed and sold in such regions. Pursuant to an accord reached between the American and Russian governments on February 16, 1994, the Russian Health Ministry has agreed to approve American-made, FDA-approved pharmaceutical products within 90 days of submission of a request without requiring the lengthy and expensive duplication of clinical studies inside Russia or the submission of all U.S. - performed test data in Russian, as was characteristic of Russia's previous system. The accord has ensured the Company did not bear the financial burden of conducting clinical trials in Russia. However, the Company was still required to gather extensive documentation from its Suppliers, including stability reports, final specifications, specifications on test methods, and other reports. These documents were translated by the Company into Russian language, and the documents were presented to two Russian committees for evaluation. The accord does not cover the registration of over-the-counter products.

      At present, Ukraine is negotiating a bilateral accord with the United States of a similar nature to the one signed between Russia and the United States in February 1994. Other countries in the CIS require registration with local Ministry of Health authorities, though in some cases, registration may occur simultaneously with test marketing and the initiation of sales. The time required for regulatory approval of any of the Company's products in such countries cannot be predicted. There can be no assurance that problems will not arise which could delay or prevent the commercialization of the Company's products or that such foreign regulatory agencies will approve the marketing of any of the Company's products.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

      In 1996, export sales represented approximately $842,000 of the Company's revenue.

Item 2. Properties

      The following sets forth information with respect to the material physical properties owned or leased by the Company and its subsidiaries.

      The Company leases its facilities in Washington, D.C., New York, Prague and Moscow, which collectively cover approximately 5,000 square feet. The Washington, D.C. and Prague leases provide for original terms of three years and two years, respectively, with annual rental expense of $71,000 and $51,000, respectively. The Company's lease for its Moscow offices, under which it pays $13,125 per quarter, has a term of two years. The Company's New York office space is provided to it by National Patent pursuant to the Management Services Agreement. See "Certain Relationships and Related Transactions - Management Services Agreement." The Company believes that its facilities are sufficient to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

      There are currently no legal proceedings pending to which the Company is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   Part II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

      The following table presents the high and low prices for the Common Stock for 1995 and 1996. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

            Quarter.....      High              Low

1995        First            $0.41             $0.25

            Second......     $0.41             $0.19

            Third.......     $0.41             $0.19

            Fourth......     $0.69             $0.25

1996        First            $0.63             $0.31

            Second......     $0.50             $0.25

            Third.......     $0.59             $0.28

            Fourth......     $0.56             $0.25

----------

      The number of shareholders of record of the Common Stock as of March 1, 1997 was 4,795. On March 3, 1997, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.23 The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                     AMERICAN DRUG COMPANY AND SUBSIDIARY

Item 6.  Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

                   (in thousands, except per share amounts)



                            Years Ended December 31,

                                      1996    1995    1994    1993   1992
                                      ----    ----    ----    ----   ----


Statement of Operations Data:

Revenue                             $1,104   $ 529   $ 799  $ 752    $ 461
Cost of goods sold                     496     155     456    -        -
General and administrative
 expenses                            1,674   1,690   1,355   838       751
Total expenses                       2,602   2,133   2,101   958       871
Net loss                            (1,498) (1,604) (1,302)  (206)    (410)
Net loss per share                   (.12)   (.12)   (.10)   (.02)   (.03)
Dividends                             -       -       -       -       -

                            Years Ended December 31,

                                      1996    1995    1994    1993   1992
                                      ----    ----    ----    ----   ----


Balance Sheet Data:

Current assets                      $1,018   $ 550   $  70   $ 474    $ 90
Current liabilities                    152     356      73     464      20
Working capital (deficiency)           866     194      (3)     10      70
Total assets                         1,088     602     161     512     126
Total stockholders' equity
 (deficiency)                       (3,803) (2,387)   (867)     48     106

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

                            Results of Operations
Overview

      The Company commenced operations in January 1990 as NPD Trading (USA), Inc., which is now its wholly-owned subsidiary. Since its inception, the Company has focused on assisting western business to develop trade, manufacturing and investment opportunities in Russia, the Czech and Slovak Republics and to a lesser extent, other countries of the CIS. In late 1993, the Company began the implementation of its plan for the export of American-made generic prescription drugs and over-the-counter healthcare products in both Russia and the CIS. The Company received certain regulatory approvals in 1994, 1995 and 1996 to market its products.

Liquidity and Capital Resources

      At December 31, 1996, the Company had cash of $586,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from National Patent (See Note 12 to the Consolidated Financial Statements). These proceeds were used as part of the Company's working capital. The proceeds received under the loan agreement were derived from the sale of registered shares of National Patent Common Stock, which totaled approximately $453,000, and a cash loan. Such borrowings will bear interest at the prime rate, with principal and accrued interest of $460,000 at December 31, 1996, becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, National Patent continued to fund the operating needs of the Company until July 1996.

      In July 1996, the Company issued 7% convertible notes in the principal amount of $1,000,000 in a private offering; the net proceeds to the Company were $950,000 (See Note 6 to the consolidated financial statements). National Patent has agreed to fund the Company through June 30, 1997, if necessary, pursuant to the same terms and conditions as the $2,500,000 loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of December 31, 1996, the Company had borrowed $3,739,000 from National Patent. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with National Patent (see Note 12 to Consolidated Financial Statements), (ii) cash advances from National Patent totaling $779,000, and (iii) accrued interest at the prime rate totaling $460,000. The Company is attempting to secure a bank credit facility, issue additional debt or issue additional equity securities to meet its working capital needs. If the Company is unable to raise additional capital, it could be forced to delay, scale back or eliminate certain activities. In addition, there is no assurance that the terms of such transactions will be favorable to the Company.

      At December 31, 1996, the Company's working capital increased to $866,000 from $194,000 as of December 31, 1995, primarily as a result of the proceeds received from the 7% convertible note. At December 31, 1996, the Company had no additional borrowing capacity available under the National Patent Loan Agreement.

      Historically, the Company's revenues, prior to 1994, were derived primarily from the consulting fees and commissions of its subsidiary, NPD Trading, which had been earned principally on a contingency fee basis. Although the contingency fee payment structure has affected the Company's liquidity and results of operations (because the Company became entitled to payment only upon successful completion of a business venture), the Company is attempting to offset this exposure through the continued development of its generic pharmaceutical and health care product marketing business and through sales of medical equipment.

      The Company does not manufacture, and does not anticipate manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

1996 Compared to 1995

Revenues. In 1996, the Company had revenues of $1,104,000, a net increase of $575,000 over 1995. This revenue consisted of $842,000 of sales of medical equipment and generic drugs in the Commonwealth of Independent States and $262,000 of consulting fees in 1996 as compared to $342,000 and $187,000, respectively in 1995. The increased consulting revenues are primarily attributable to a contract between ICF Kaiser, Inc. and the Company's NPD Trading, Inc. subsidiary.

General and Administrative Expenses. General and Administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The general and administrative expenses decreased from $1,690,000 in 1995 to $1,674,000 in 1996 or a decrease of $16,000. This decrease was primarily due to reduced marketing expenses and facility costs.

Net loss. The Company's net loss decreased from $1,604,000 in 1995 to $1,498,000 in 1996 as a result of increased revenues generated and gross margin earned, as well as reduced general and administrative expenses, offset in part by increased interest expense, due to increased levels of long-term debt.

1995 Compared to 1994

Revenues. In 1995, the Company had revenues of $529,000, compared to $799,000 in 1994. The decrease in revenues from 1994 to 1995 was primarily due to reduced sales of medical equipment, partially offset by increased consulting revenues and the Company's sales of its generic over-the-counter healthcare products in Russia and the CIS.

General and Administrative Expenses. The Company's general and administrative expenses increased by 25% in 1995 to $1,690,000 from $1,355,000 in 1994. The increase in general and administrative expenses in 1995 was primarily due to the costs incurred for a full year relating to the operations of the Moscow office.

Interest expense. Interest expense, which relates to a loan agreement with National Patent, was $168,000 for the year ended December 31, 1995 as compared to $15,000 for the year ended December 31, 1994. The increased interest expense accrued was the result of the increased loan balance due to National Patent for the year ended December 31, 1995, as compared to the 1994 balance, which only accrued interest from August through December 1994.

Net Loss. The Company's net loss increased to $1,604,000 for 1995 from $1,302,000 incurred for 1994 due to the decreased revenues and increased interest and general and administrative expenses, partially offset by reduced shareholder expenses related to the distribution of shares in 1994.

Recent tax and accounting developments

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company may elect either a "fair value" based method or the "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation arrangements. Under the "intrinsic value" based method, the Company is required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 did not impact the Company's results of operations or financial condition.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, ability to reverse its history of the Company's operating losses; the Company's dependence on its subsidiaries and its investments as its primary source to service outstanding debt and to fund its operations; and the Company's ability to comply with financial covenants in connection with various loan agreements.

Inflation

      Inflation is not expected to have a significant impact on the Company's business.

Item 8.     Financial Statements and Supplementary Data



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
Independent Auditors' Report                                            13

Financial Statements:

      Consolidated Balance Sheets - December 31, 1996 and
        1995                                                            14

      Consolidated Statements of Operations - Years ended
        December 31, 1996, 1995 and 1994                                16

      Consolidated Statements of Changes in Stockholders'
        Equity (Deficiency) - Years ended December 31,
        1996, 1995 and 1994                                             17

      Consolidated Statements of Cash Flows - Years ended
        December 31, 1996, 1995 and 1994                                18

      Notes to Consolidated Financial Statements                        20

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Drug Company:


We have audited the consolidated balance sheets of American Drug Company and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Drug Company and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          KPMG Peat Marwick LLP


New York, New York
March 21, 1997

                     AMERICAN DRUG COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

           (in thousands, except shares and per share information)


                                           December 31,     December 31,
                                           1996                 1995
                 ASSETS

Current assets

Cash                                        $   586           $   66
Accounts receivable, trade, less allowance
 for doubtful accounts of $60 and $20
 in 1996 and 1995                                84              104
Inventory                                       326              329
Prepaid expenses and other current assets        22               51
                                           --------          -------

Total current assets                          1,018              550
                                            -------           ------

Machinery and equipment, at cost                113              108
Less accumulated depreciation                  (103)             (86)
                                           --------          -------
                                                 10               22
                                          ---------          -------

Organization costs
 (net of accumulated amortization
 of $37 and $21 in 1996 and 1995)                13               29
                                          ---------          -------

Deferred finance costs                           46            _____
                                          ---------

Other assets                                      1                1
                                         ----------         --------
                                            $ 1,088           $  602
                                            =======           ======






       See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARY


                   CONSOLIDATED BALANCE SHEETS (Continued)

           (in thousands, except shares and per share information)


                                            December 31,    December 31,
                                                1996           1995


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Customers' deposits                        $     28        $     236
Accounts payable                                 60               84
Accrued expenses                                 64               36
                                          ---------        ---------

Total current liabilities                       152              356
                                           --------         --------

7% convertible notes                          1,000

Long-term debt to National Patent             3,739            2,633

Stockholders' deficiency

Common stock, authorized 30,000,000 shares,
 par value $.01 per share; issued
 13,020,155 shares                              130              130
Capital in excess of par value                1,682            1,682
Deficit                                      (5,615)          (4,117)
Deferred compensation                                            (82)
                                       ------------       ----------

Total stockholders' deficiency               (3,803)          (2,387)
                                           --------         --------
                                           $  1,088        $     602
                                           ========        =========






       See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except per share information)




                                                         Year Ended December 31,

                                                  1996       1995         1994
                                                --------   ---------     -------
Revenues
  Sales ....................................   $    842    $    342    $    700
  Consulting fees and commissions
   (including $25, $45 and $13 for 1996,
   1995 and 1994 from an affiliate) ........        262         187          99
                                               --------    --------    --------
Total revenues .............................      1,104         529         799
                                               --------    --------    --------

Expenses
  Cost of goods sold .......................        496         155         456
  General and administrative expenses ......      1,674       1,690       1,355
  Registration as a public company and
   related expenses ........................        155
  Management fee to National Patent ........        120         120         120
  Interest expense .........................        312         168          15
                                               --------    --------    --------
  Total expenses ...........................      2,602       2,133       2,101
                                               --------    --------    --------

Net loss ...................................   $ (1,498)   $ (1,604)   $ (1,302)
                                               ========    ========    ========

Net loss per share .........................   $   (.12)   $   (.12)   $   (.10)
                                               ========    ========    ========
  Average number of outstanding
   shares ..................................     13,020      13,020      13,018
                                               ========    ========    ========





       See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY


               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'


                               EQUITY (DEFICIENCY)
                  Years Ended December 31, 1996, 1995 and 1994
                     (in thousands, except number of shares)

                                                Shares of                    Capital in                                      Total
                                             Common Stock         Common      Excess of           Deferred            Stockholders'
                                              Outstanding          Stock      Par Value  Deficit  Compensation  Equity(Deficiency)

Balance at December 31, 1993 ...............      13,017,775      $  130      $    1,129 $(1,211)      $         $             48

Net loss ..................................                                                           (1,302)              (1,302)
Amortization of deferred compensation .....                                                              84                    84
Exercise of warrants ......................         1,826
Capital contribution by National
 Patent
  Cash ....................................                                         303                                       303
  Options issued to chairman ..............                                         125                (125)
Issuance of Options to chairman ...........                                         125                (125)

Balance at December 31, 1994 ..............    13,019,601            130          1,682   (2,513)      (166)                 (867)

Net loss ..................................                                               (1,604)                          (1,604)
Exercise of warrants ......................           554
Amortization of deferred compensation .....                                                              84                    84

Balance at December 31, 1995 ..............    13,020,155            130          1,682   (4,117)       (82)               (2,387)

Net loss ..................................                                               (1,498)                          (1,498)
Amortization of deferred compensation .....                                                              82                    82

Balance at December 31, 1996 ..............    13,020,155    $       130    $     1,682   $5,615)    $              $      (3,803)



     See accompanying notes to the consolidated financial statements.


                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                  Years Ended December 31,
                                                1996       1995      1994
Cash flows provided by (used in) operations:
Net loss                                     $(1,498)   $(1,604)  $(1,302)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                     37         42        29
Deferred compensation                             82         84        84

Changes in other operating items:
Accounts receivable                               20       (104)
Inventory                                          3       (329)
Receivable from National Patent                                       335
Prepaid expenses and other assets                 29        (39)
Organization costs                                                    (50)
Customers' deposits                             (208)       236      (444)
Accounts payable and accrued expenses              4         47        53
                                             -------   --------- ---------

Net cash used in operations                   (1,531)    (1,667)   (1,295)
                                             -------    -------   -------

Cash flows from financing activities:
Net proceeds from issuance of 7% convertible
  notes                                          950
Loans from National Patent                     1,106      1,678       955
Capital contributions from National
 Patent                                                               303
                                          ----------   ---------- -------
Net cash provided by financing activities      2,056      1,678     1,258
                                             -------    -------    ------

Cash flows from investing activities:
Additions to machinery and equipment              (5)        (5)      (32)
                                           ---------   ---------  --------
Net cash used in investing activities             (5)        (5)      (32)
                                           ---------   ---------  --------

Net increase (decrease) in cash                  520          6       (69)
Cash at beginning of period                       66         60       129
                                            --------    -------   -------
Cash at end of period                        $   586    $    66   $    60
                                             =======    ========  =======

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                                 (in thousands)

                            Years Ended December 31,
                                 1996 1995 1994

Supplemented disclosures of cash flow information:

Non-cash financing and investing activities:
Issuance of options as deferred
 compensation by National Patent
 and by the Company                       $            $            $  (250)
                                          =========    ========     =======











       See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1.    Organization and business

      (a)   Business

            American Drug Company (the "Company") was organized in 1993, as a wholly-owned subsidiary of National Patent Development Corporation ("National Patent") to initiate marketing activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). The Company's predecessor, NPD Trading (USA), Inc. ("NPD Trading"), was formed in January 1990 as a wholly-owned subsidiary of National Patent to provide consulting services to Western businesses in Russia and Eastern Europe. NPD Trading develops and assists Western businesses to develop investment, manufacturing and trade opportunities and business relationships in Russia, the Czech and Slovak Republics, and other countries of Eastern Europe.

            In 1993, the Company initiated activities aimed at the export of American-made generic pharmaceutical (prescription drugs and over-the-counter personal care products) and other medical products and equipment to Russia and the CIS. Among the products currently being sold by the Company are toothpaste, sanitary napkins, antibiotic ointments, vitamins, bandages and medical equipment.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

1.    Organization and business (Continued)

      (b)   Reorganization and distribution agreement

            In August 1994, National Patent's Board of Directors entered into a Transfer and Distribution Agreement (" the Distribution Agreement") with the Company whereby National Patent transferred to the Company, immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50%-owned corporate joint ventures, International Anco Corp. and General Approach Corporation, in exchange for shares of the Company's common stock. Under the distribution agreement, shares were to be issued to National Patent and shares were to be issued for distribution to National Patent shareholders. Shareholders of National Patent were to receive one share and one warrant for every four shares of National Patent common stock owned on the record date, and National Patent was to receive additional shares of common stock of the Company, such that National Patent's equity interest in the Company after the distribution would be approximately 54%, without taking into account outstanding options and warrants. Upon the distribution, the Company issued (i) 6,999,900 shares of Common Stock to National Patent; (ii) 6,017,775 shares of Common Stock to be distributed to National Patent stockholders, and (iii) 6,017,775 warrants to be distributed to National Patent stockholders. Each warrant was exercisable through August 5, 1996 at an exercise price per share of $1.00.

            In August 1996, the Company extended the expiration date of the warrants through August 5, 1998 and reduced the exercise price to $.50 per share, subject to adjustment in certain circumstances. The Company has the right to cancel the warrants if the closing price of the Company's common stock as quoted by the OTC Bulletin Board during any ten consecutive trading days shall equal or exceed $1.00 per share.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

1.    Organization and business (Continued)

      (b)   Reorganization and distribution agreement (Continued)

            Upon consummation of this reorganization, NPD Trading became a wholly-owned subsidiary of the Company, and each of International Anco Corp. and General Approach Corporation became a 50%-owned affiliate of the Company. The transaction has been accounted for as a reorganization of entities under common control; accordingly, the accompanying financial statements have been presented based on historical amounts in a manner similar to a pooling of interests.

      (c)   Concentrations of credit risk

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash and cash equivalents with major banks and financial institutions, and therefore limits its credit exposure. As of December 31, 1996, the Company had uncollateralized receivables due from two retail distributors totaling $42,000, which represent approximately 29% of the Company's trade accounts balance. Credit risk is also manifested in the fact that the Company's sales are concentrated in Russia and the former Eastern bloc countries, and are concentrated in the generic medical and health care industries.

2.    Summary of significant accounting policies

      (a)   Revenue recognition

            Consulting fees and commission revenue are recorded by the Company when all material terms and conditions of an agreement have been met. Direct costs relating to consulting revenues are included in general and administrative expenses. Sales of equipment and other products are recorded when title passes.

      (b)   Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NPD Trading. Investments in 50%-owned affiliates in which the Company does not have control, including International Anco Corp. and General Approach Corporation, which have had no significant activities to date, are accounted for on an equity basis. All significant intercompany balances and transactions have been eliminated in consolidation.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Continued)

2.    Summary of significant accounting policies (Continued)

      (c)   Inventories

            Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

      (d)   Machinery and equipment

            Machinery and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

      (e)   Organization and deferred finance costs

            The Company capitalized costs relating to the organization of the Company which are being amortized over a period of three years. The Company also capitalized costs incurred to obtain long-term debt financing. Such costs are amortized on an effective yield basis over the term of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

      (f)   Income taxes

            Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

            Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

2.    Summary of significant accounting policies (Continued)

      (g)   Statement of cash flows

            For purposes of the statement of cash flows, the Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

      (h)   Foreign currency transactions

            The Company conducts its business primarily in U.S. dollars.

      (i)   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      (j)   Financial instruments

            The carrying amounts of financial instruments including cash, trade accounts receivable and trade accounts payable approximated fair value as of December 31, 1996 because of the relatively short maturity of these instruments. The carrying amount of long-term debt to National Patent approximated fair value because interest is charged at market rates. In addition, the carrying value of the 7% Convertible Notes (See Note 6) approximated fair value because of the conversion feature.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

2.    Summary of significant accounting policies (Continued)

      (k)   Stock option plan

            Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

3.    Liquidity

            The Company has incurred losses since inception, and at December 31, 1996 had a capital deficiency of $3,803,000. At December 31, 1996, the Company had $586,000 of cash, and had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement with National Patent (See
            Note 12). The Company's cash position is the result of issuance of 7% Convertible Notes in July 1996, which generated net proceeds of $950,000 (See Note 6). National Patent has agreed to continue funding the Company through June 30, 1997 pursuant to same terms and conditions as the aforementioned loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of December 31, 1996, the Company had borrowed $3,739,000 from National Patent. The indebtedness was comprised of
            (i) $2,500,000 pursuant to a $2,500,000 loan agreement with National Patent (see Note 12), (ii) cash advances from National Patent totaling $779,000, and (iii) accrued interest at the prime rate of $460,000. The Company is attempting to secure a bank credit facility, issue additional debt or issue additional equity securities to meet its working capital needs. Although the Company is attempting to secure additional financing, there can be no assurance that the Company will be able to raise additional capital to continue its operations at its current level of activity or that the terms of any such transactions will be favorable.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

4.    Pensions

      The Company's employees are included in the National Patent Development Corporation 401(K) pension plan. The Company pays its allocable share of costs as they accrue. Such costs amounted to approximately $3,000, $10,000 and $3,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.    Machinery and equipment

      Major classes of machinery and equipment consist of the following (in thousands):

                                        December 31,        Estimated
                                    1996          1995      useful lives
                                    ----          ----      ------------

      Machinery and equipment    $    16    $    16         3 years
      Furniture and fixtures          97         92         5 years
                                            -------         -------
                                     113        108

      Less accumulated depreciation (103)       (86)
                                   -----     ------
                                 $    10    $    22
                                 =======    =======

      Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $17,000, $26,000 and $24,000, respectively.

6.    Long-term debt

      In July 1996, the Company issued convertible notes (the "Notes") in the principal amount of $1,000,000 in a private offering (the "Offering"). The Company received net proceeds of $950,000 from the Offering. The Notes mature on June 30, 2001, bear interest at the rate of 7% per annum, and are convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, National Patent issued warrants to purchase an aggregate of 82,306 shares of National Patent common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

6.    Long-term debt (Continued)

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

7.    Transactions with affiliates

      Transactions with National Patent and its subsidiaries, other than loans and capital contributions received, as disclosed elsewhere in the financial statements, during the years ended December 31, 1996, 1995, and 1994 are summarized below (in thousands):

                                                  December 31,
                                        1996         1995      1994

      Consulting fees from affiliate    $  25       $  45     $   13
                                        =====       =====     ======

      Transactions with National Patent
            Management fees              $120        $120       $120
            Interest expense              277         168         15
            Options issued by parent                             125

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

7.    Transactions with affiliates (Continued)

      Since inception, the Company has been financed by National Patent, by means of capital contributions, short-term non-interest bearing advances and currently long-term interest bearing obligations. During the first quarter of 1994, National Patent issued options valued at $125,000 to the Company's Chairman, who is also the President of National Patent, to acquire 250,000 shares of the Company's common stock owned by National Patent. This issuance, which was in consideration of services rendered and to be rendered on behalf of the Company, has been recorded by the Company as a contribution by National Patent to the Company's capital in excess of par value, and as deferred compensation. The Company received $2,500,000 under its $2,500,000 loan agreement with National Patent, plus additional funding totaling $779,000 through December 31, 1996 (See Note 12). Accrued interest on this loan amounts to $460,000 at December 31, 1996.

      The management fee charged to the Company by National Patent covers services provided by National Patent such as management, legal, tax, accounting, insurance and employee benefit administration services.

      The Company provided services to GSES Systems, Inc. (GSES), an affiliate of National Patent, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from this affiliate amounted to $25,000, $45,000 and $13,000, respectively, for the years ended December 31, 1996, 1995, and 1994.

      In 1994 the Company commenced paying $150,000 annually as compensation to an officer of National Patent, in view of the additional time allocated by this officer to the Company, particularly in the development of the Company's generic drug business.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

7.    Transactions with affiliates (Continued)

      As of January 1, 1994, the Company and National Patent entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by National Patent. The services to be provided by National Patent include legal, tax, accounting, insurance and employee benefit administration services. The Company has agreed to pay National Patent a fee of $10,000 per month during the first year of the agreement, and to negotiate with National Patent a mutually agreeable fee thereafter. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof.

8.    Income taxes

      On August 5, 1994, National Patent made a distribution of the Company's common stock to shareholders of National Patent. As a result, on that date, the Company ceased to be included in National Patent's consolidated Federal income tax return, as its equity interest in the Company fell below 80%. For periods subsequent to August 5, 1994, the Company files its own consolidated Federal income tax return, including its wholly-owned subsidiary.

      The Company's tax net operating loss for the first eight months of 1994 was included in the consolidated Federal income tax return of National Patent, as was the Company's loss for 1993. The policy of National Patent is to allocate a portion of the Federal tax liability, if any, of the consolidated group to the various subsidiaries.

      For the year ended December 31, 1993 and through the distribution of shares in August 1994, the consolidated group was not in a tax paying position for Federal income tax purposes, and accordingly, no income taxes were allocated to the Company. Under SFAS No. 109, the Company would record income taxes if it had earnings on a stand-alone basis, although the consolidated group was not in a tax paying position. Because the Company and its subsidiary have had net losses since inception, no Federal or state income taxes have been provided for any year.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

8.    Income taxes (Continued)

      Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has determined, based upon the Company's history of operating losses, that 100% valuation reserves are required as of December 31, 1996 and 1995.

      As of December 31, 1996 and 1995, the Company had approximately $1,417,000 and $860,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):


                                                 December 31,  December 31,
                                                     1996        1995
      Deferred tax assets

      Organization costs                         $        6     $
      Allowance for doubtful accounts                    23           8
      Net operating loss carryforwards                1,287         778
      Machinery and equipment                             6          10
      Deferred compensation                              95          64
                                                   --------     -------
                                                      1,417         860

      Deferred tax liabilities
      Net deferred tax assets                         1,417         860

      Valuation allowance                            (1,417)       (860)
                                                    -------      ------

      Net deferred tax assets after
       valuation allowance                        $             $
                                                  ==========    =========

      The change in the  valuation  allowance  for the years ended  December 31,
      1996  and  1995   amounted  to  an  increase  of  $557,000  and  $595,000,
      respectively, primarily attributable to the net operating losses.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

8.    Income taxes (Continued)

      From January 29, 1990 through August 5, 1994, the Company reported approximately $2,100,000 in net operating losses in National Patent's consolidated Federal Income Tax Return. As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $263,000 of net operating loss carryforwards are allocable to the Company upon ceasing to be a member of National Patent's consolidated return group. As agreed between National Patent and the Company, National Patent will not compensate the Company for any use by the National Patent Group of the net operating losses of the Company.

      For the five months ended December 31, 1994, for which the Company filed its own consolidated Federal Income Tax Return, the Company had a net operating loss of $306,000. For the year ended December 31, 1995, the Company had a net operating loss of approximately $1,466,000. For the year ended December 31, 1996, the Company had a net operating loss of approximately $1,352,000. At December 31, 1996, the Company has net operating loss carryforwards of approximately $3,387,000. The loss carryforwards expire at various dates through 2011.

9.    Employment and consulting agreement

      (a)   Employment agreement

      As of January 1, 1994, the Company entered into an employment agreement with its President and Chief Executive Officer. Pursuant to the Employment Agreement, the officer will devote approximately one-half of his time to serve as the Company's Chief Executive Officer and President. The agreement has a three-year term with an option to renew for successive one-year periods. It provides that the officer will receive, in connection with services rendered to the Company, a base salary in the amount of $150,000, subject to adjustment by the Compensation Committee of the Board of Directors. In addition, the officer received options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price per share of $.50 under the Company's Stock Option Plan.

      Upon termination by the Company other than "for cause," disability or retirement, or by the officer "for good reason," the officer is entitled to receive as severance pay an amount equal to his full base salary at the rate then in effect, multiplied by the greater of (i) the number of years remaining in the employment term, or (ii) three. In addition, the officer would receive an amount in cash equal to the aggregate difference between the exercise price of his unexercised options and the closing price of the Common Stock on the date of termination.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

9.    Employment and consulting agreement (Continued)

      (b)   Consulting agreement

      As of January 1, 1994, the Company entered into a consulting agreement with its Chairman of the Board. Pursuant to the agreement, the Chairman will serve as a consultant to the Company for a period of three years. In lieu of consulting fees or other payments, the Company granted the Chairman options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price per share of $.50, which options vest in equal installments over a three year period commencing August 5, 1994.

      These options, which are non-transferable, expire by their terms in January 2004 or on such earlier date as the Chairman shall cease to render services to the Company. In addition, the Chairman, who is the President of National Patent, has been granted options to purchase an additional 250,000 shares of Common Stock from National Patent, pursuant to the National Patent American Drug Company Stock Option Plan, on the same terms and subject to the same conditions as those granted to him by the Company. The consulting agreement may be renewed at the option of the Company for successive one year periods. The consulting agreement has been renewed for an additional one year term with no additional compensation.

      The Company believes the estimated fair value of the services of the Chairman to be approximately $250,000. The Company has estimated the intrinsic fair value of the options granted to the Chairman by the Company and by National Patent to be approximately $250,000 in the aggregate. Such amount, which includes the $125,000 reflected as a capital contribution from National Patent (see Note 7), has been recorded as deferred compensation and as capital in excess of par value. The deferred compensation is being amortized over the three year vesting period of the options. Amortization for the years ended December 31, 1996, 1995 and 1994 amounted to $82,000, $84,000 and $84,000, respectively, and is included in general and administrative expenses. The unamortized balance of deferred compensation was reflected as a deduction from stockholders' equity.

10.   Major customers and customers' deposits

      Several customers each accounted for more than 10% of the Company's revenues as follows:

      1996  One customer accounted for 18% of revenue.
      1995 Two customers accounted for 15% and 10% of revenues, respectively. 1994 One customer accounted for 79% of revenue.

                     AMERICAN DRUG COMPANY AND SUBSIDIARY

10.   Major customers and customers' deposits (Continued)

      Of the aforementioned customers, GSES, an affiliate of National Patent, accounted for 2%, 9% and 2%, respectively, of revenue in 1996, 1995 and 1994.

      Export sales represented approximately $842,000, $342,000 and $700,000 of the Company's revenues in 1996, 1995 and 1994.

11.   Stock options and warrants

      (a)   Stock option plan

      On January 1, 1994, the Company's Board of Directors and sole stockholder adopted the American Drug Company 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. Under the Stock Option Plan, a total of 2,000,000 shares of Common Stock have been reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiary, and to consultants and other individuals providing services to the Company.

      The Compensation Committee of the Board of Directors will administer the Stock Option Plan and will determine, among other things, the persons to be granted options, the number of shares to be subject to each option, the exercise price and vesting schedule of each option, whether to accelerate the exercise date of the option for any reason, and whether to cause the Company to make loans which enable an optionee to pay the purchase price of any option. No options are transferable by the optionee other than by will.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

11.   Stock options and warrants (Continued)

      (a)   Stock option plan (Continued)

      The term of any option granted under the Stock Option Plan will not exceed ten years from the date of the grant of the option and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

      At December 31, 1996, the per share weighted-average fair value of stock options granted during 1996 was $.40 on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 105.6%, and an expected life of 5 years.

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                       1996            1995
                                                       ----            ----

      Net loss          As reported                $(1,498)            $(1,604)
                        Pro forma                   (1,510)             (1,604)

      Loss per share    As reported                   (.12)              (.12)
                        Pro forma                     (.12)              (.12)

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

11.   Stock options and warrants (Continued)

      Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity during the periods indicated is as follows:

                                       Number of           Weighted-Average
                                           Shares          Exercise Price

            Granted April 1, 1994     1,620,000                    $.50
                                      ---------
      Balance at December 31, 1994    1,620,000                     .50
            Granted
            Exercised
            Forfeited                   110,000                     .50
            Expired

      Balance at December 31, 1995    1,510,000                     .50
            Granted                      90,000                     .50
            Exercised
            Forfeited
            Expired

      Balance at December 31, 1996    1,600,000                     .50
                                      =========

      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.50 and 4 years, respectively.

      At December 31, 1996 and 1995, the number of options exercisable was 1,539,999 and 1,006,652, respectively, and the weighted-average exercise price of those options was $.50 and $.50, respectively.

      (b)   Warrants to purchase common stock

      Each warrant issued in connection with the Distribution entitled the holder to purchase one share of Common Stock at $1.00 per share, subject to adjustment upon the occurrence of certain events for a period of two years from August 5,1994.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

11.   Stock options and warrants (Continued)

      In connection with the Distribution, 6,017,775 warrants were issued to shareholders of National Patent. During 1995 and 1994, warrants to purchase 554 and 1,826 shares, respectively, were exercised. At December 31, 1996, there were 6,015,395 shares reserved for issuance to permit the exercise in full of all outstanding warrants.

      In August 1996, the Company extended the expiration date of the warrants through August 5, 1998 and reduced the exercise price to $.50 per share, subject to adjustment in certain circumstances. The Company has the right to cancel the warrants if the closing price of the Company's common stock as quoted by the OTC Bulletin Board during any ten consecutive trading days shall equal or exceed $1.00 per share.

12.   Loans and advances from National Patent

      In August 1994, National Patent entered into a $2.5 million loan agreement with NPD Trading, under which National Patent would fund the loan with either securities or cash, at its option. NPD Trading purchased National Patent common stock from time to time by issuing a note to National Patent (the "Note"). Borrowings under the Note were made from time to time by NPD Trading as it purchased shares of the securities, and the principal and accrued interest thereon will be due on August 5, 1999. NPD Trading sold all securities immediately after the purchase and advanced the proceeds of such sales to the Company for use as working capital. Although National Patent registered shares of its common stock, which can be used in partial satisfaction of its obligations under the loan agreement, National Patent elected to make all cash advances to the Company during 1994. During 1996 and 1995, National Patent partially satisfied its funding obligations from proceeds from sales of 28,400 and 21,000 shares of National Patent common stock on behalf of the Company in the aggregate amount of $259,000 and $194,000, respectively. At December 31, 1996, the Company had borrowed the full $2,500,000 under its loan agreement with National Patent and therefore had no remaining borrowing availability under this agreement. During 1996, National Patent advanced additional funds to the Company, and the total amount due to National Patent, including accrued interest of $460,000, totaled $3,739,000 at December 31, 1996. Such amount is due on August 5, 1999.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

13.   Commitments and contingencies

      The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates through 1998 and, in some cases, contain options to extend their terms.

      Minimum rentals under long-term operating leases are as follows:

                                   Real     Machinery &
      (in thousands)           property      equipment    Total
      ---------------------------------------------------------
      1997                         $132            $21     $153
      ---------------------------------------------------------
      1998                           49              2       51
      ---------------------------------------------------------
      Total                        $181            $23     $204
      ---------------------------------------------------------


      During 1996, 1995 and 1994, the Company  incurred  $164,000,  $207,000 and
      $105,000, respectively, of rental expenses.

      The Company has entered into an agreement with a consultant, pursuant to which the consultant will help the Company secure a supply of pharmaceutical products for resale outside the United States. In connection with services rendered to the Company, the consultant will receive a consulting fee of approximately $4,166 per month, plus a commission of 2 1/2% of the net sales price of all products manufactured by manufacturers introduced by him during the term of the Agreement to the Company, and sold by the Company to parties outside the U.S. or to parties which intend to resell the products outside the U.S. The consultant shall continue to receive commissions on all such products for a period of ten years following the date as to which the Company shall have received $5,000 from the sale of the commissionable product. The Agreement expired on August 31, 1996.

Item 9.     Changes in and Disagreements with Accountants and
            Financial Disclosure.

      There have been no reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matters of accounting principle or financial disclosure.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Management

Directors and Executive Officers

The following table sets forth certain information concerning directors and executive officers of the Company.

Name                          Age         Position

Martin M. Pollak              69          Chief Executive Officer,
                                          President and Director

Jerome I. Feldman             68          Chairman of the Board

Scott N. Greenberg            40          Chief Financial Officer

Donald J. Hasfurther          47          Vice President - Washington

Cameron Fae Bushnell          43          Vice President - Operations

Miroslav Vejmelka             49          General Manager - Prague

Sergey Efuni, M.D., Ph. D.    36          Managing Director - Moscow

Edward Dunay                  70          Director

John D. Scanlan               68          Director

Arthur T. Downey              59          Director

Martin M. Pollak. Mr. Pollak serves as Chief Executive Officer, President and a director of the Company and has served as Executive Vice President, Treasurer and a director of National Patent, the company which he co-founded, since 1959. He has been involved in business in Eastern Europe and the Soviet Union for over 30 years. He has been a director of Interferon Sciences, Inc. since 1981 and Chairman of the Board from 1981 to November 1996; a director of GTS Duratek, Inc. from 1983 to September 1996; a director of General Physics Corporation since 1987 and Chairman of the Board since 1988; and Chairman of the Board of SGLG, Inc. (formerly GPS Technologies, Inc.) since 1991. He has complemented his business activities by chairing the U.S. section of the U.S.-Czech and Slovak Economic Council for the past seven years and has been a trustee on the Board of Trustees of the Worcester Foundation for Experimental Biology and was a director of Brandon Systems Corporation from 1986 to 1996.

Jerome I. Feldman. Mr. Feldman serves as Chairman of the Board of, and a consultant to the Company and has served as President and Chief Executive Officer of National Patent, the company which he co-founded, since 1959. He has been a director since 1981 and Chairman of the Executive Committee of Interferon Sciences, Inc. from 1981 to September 1996; a director of GTS Duratek, Inc. from 1981 to November 1996; President of General Physics Corporation from November 1994 to February 1997; a director of General Physics Corporation since 1987 and Chairman of the Executive Committee and a director of SGLG, Inc. since 1991. Mr. Feldman also serves as Trustee of the New England Colleges Fund and of Bard College.

Scott N. Greenberg. Mr. Greenberg has been the Company's Chief Financial Officer since its inception. He has been Vice President and Chief Financial Officer of National Patent since 1989, a director since 1987 ; a director of General Physics Corporation since 1987; a director of SGLG, Inc. since 1991; and a director of Interferon Sciences, Inc. since 1996.

Donald J. Hasfurther. Mr. Hasfurther has served as Vice President of the Company since 1990. Prior to joining the Company, Mr. Hasfurther served as director for East/West Trade at the U.S. Chamber of Commerce for 13 years, during which time he was Executive Director for four bilateral economic councils with Hungary, Poland, Romania and Czechoslovakia. Prior to working at the U.S. Chamber of Commerce, he served as an international economist with the Bureau of East/West Trade at the U.S. Department of Commerce. Mr. Hasfurther and Ms. Bushnell are married.

Cameron Fae Bushnell. Ms. Bushnell has been Vice President - Operations for the Company since June 1994 and was Director of International Finance for the Company from 1990 to 1995. She brings direct export operations experience from her eight years (from 1979 to 1987) at NIKE International Headquarters in Beaverton, Oregon. For NIKE, Ms. Bushnell handled a wide array of export finance, transportation, and sales and marketing issues for European, Asian and Latin customers. From 1987 to 1990, Ms. Bushnell served in the International Division of the U.S. Chamber of Commerce. Ms. Bushnell and Mr. Hasfurther are married.

Miroslav Vejmelka. Mr. Vejmelka joined the Company in 1994 and has served as general manager of the Prague office since 1996. Prior to joining the Company, he served as Commercial Counselor in the Embassy of the Czech Republic in New Delhi, India. From 1990-1993, he held the position of Czechoslovak Commercial Counselor in Colombo, Sri Lanka. Prior to this period, Mr. Vejmelka was an employee of the foreign trade company Investa, serving in Prague and in the Philippines.

Sergey Efuni., Ph.D. Dr. Efuni joined the Company in 1994. From 1992 to 1994 he served as Representative of Lederle International with responsibilities for developing that company's sales network in Russia, Kazakahstan and Uzbekistan. A medical doctor by training, Dr. Efuni has also provided consulting and marketing assistance to Sanofi of France and established two Russian trading companies dealing with pharmaceuticals from 1991 to 1992. Dr. Efuni served as Senior Scientific Researcher at the Institute of Immunology in Moscow from 1989 to 1992.

Edward Dunay. Mr. Dunay became director of the Company in 1994. In 1979, he formed Edward Dunay Associates, Ltd., an investment advisory firm, of which he is still President. Mr. Dunay also served as President of the City Athletic Club from 1991 to 1996. From 1984 to 1992 he was director of Hamilton Savings Bank and served as Vice Chairman of its Audit Committee. From 1974 to 1979, Mr. Dunay served as President of Ladenberg, Thallmann & Co., members of the New York Stock Exchange.

John D. Scanlan. Ambassador Scanlan became a director of the Company in 1994. His diplomatic career of 35 years was concentrated in Soviet and East European affairs. He served in Moscow, Warsaw, Poznan and Belgrade, was Deputy Assistant Secretary of State with responsibility for the Soviet Union and Eastern Europe from 1981 to 1982, Ambassador-designate to Poland from 1982 to 1985, and Ambassador to Yugoslavia from 1985 to 1989. Since June 1991, he has been employed by ICN Pharmaceutical, Inc. first as Vice President for Eastern Europe and since April 1994 as a Senior Consultant. Ambassador Scanlan is a member of the Council on Ethnic Accord and an advisory board member of the Central and East European Law Initiative of the American Bar Association.

Arthur T. Downey. Mr. Downey became a director of the Company in 1996. He is Vice President and Counsel of Baker Hughes Incorporated, a Houston based $3 billion industrial equipment manufacturer, and he manages the Washington office of Baker Hughes. For fifteen years prior to joining Baker Hughes, he was a partner in two large national firms, representing domestic and foreign companies in the international trade and investment area. Mr. Downey also served during most of that time as Adjunct Professor at Georgetown University Law Center where he taught international law and business transactions. Mr. Downey also had governmental service prior to his corporate and law firm activity. He served as Deputy Assistant Secretary of Commerce for East-West Trade, and also on the White House National Security Council staff. He began his career with service at the State Department (in Washington and Berlin).

      The Company's Board of Directors contains three independent members. The Board of Directors held two meetings in 1996, at which all of the directors attended at least 75% of the meetings. All members hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Executive officers serve at the pleasure of the Board of Directors.

Committees of the Board of Directors

      The Compensation Committee consists of Messrs. Pollak and Feldman. The Compensation Committee reviews and recommends remuneration arrangements for executive officers and for members of the Board of Directors, adopts compensation plans in which officers and directors are eligible to participate and grants stock options under the Company's Stock Option Plan. During 1996, Messrs. Pollak and Feldman participated in deliberations of the Board of Directors concerning compensation of executive officers.

      The Executive Committee consisting of Messrs. Pollak and Feldman meets on call and has authority to act on most matters during intervals between board meetings.

      The Audit Committee reviews the internal controls of the Company and the objectivity of its financial reporting. It meets with appropriate Company financial personnel and the Company's independent certified public accountants in connection with these reviews. This committee recommends to the Board the appointment of the independent certified public accountants to serve as auditors for the following year in examining the books and records of the Company. The Audit Committee currently consists John D. Scanlan, Edward Dunay and Arthur T. Downey.

Director's Compensation

      The Company pays each director who is not an employee of, or consultant to, the Company a fee of $1,000 for each meeting of the Board of Directors attended, and reimburses each such director for out-of-pocket expenses incurred in attending such meetings.

Employment Agreement

      As of January 1, 1994, the Company entered into an employment agreement with its President and Chief Executive Officer, Martin M. Pollak. Pursuant to the Employment Agreement, Mr. Pollak will devote approximately one-half of his time to serve as the Company's Chief Executive Officer and President. The agreement had an initial three-year term, which was automatically renewed for an additional one-year. It provides that Mr. Pollak will receive, in connection with services rendered to the Company, a base salary in the amount of $150,000, subject to adjustment by the Compensation Committee of the Board of Directors. In addition, Mr. Pollak has options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price per share of $.50, under the Company's Stock Option Plan. These options vest in equal installments over a three-year period which commenced on August 5, 1994, and will expire in January 2004, or on such earlier date as Mr. Pollak leaves the employment of the Company for any reason. They are intended to be non-qualified stock options and are non-transferable.

      Mr. Pollak's Employment Agreement provides that his employment will terminate upon his death, physical or mental disability or retirement, and permits the Company to terminate his employment "for cause" (i.e., he fails to perform required duties or engages in gross misconduct). In addition, Mr. Pollak may voluntarily terminate his employment "for good reason" which involves his good faith determination that due to a "change in control" of the Company, he is not able to effectively discharge his duties. A "change in control" includes (i) the acquisition of beneficial ownership of 30% or more of the Company's voting securities by any person other than Mr. Pollak or National Patent, or (ii) certain changes in the composition of the Board of Directors of the Company.

      Upon termination by the Company "for cause," all obligations of the Company under the Employment Agreement cease. Upon termination by the Company other than "for Cause," disability or retirement, or by Mr. Pollak "for good reason," Mr. Pollak is entitled to receive as severance pay an amount equal to his full base salary at the rate then in effect, multiplied by the greater of
(i) the number of years remaining in the employment term, or (ii) three. In addition, Mr. Pollak would receive an amount in cash equal to the aggregate difference between the exercise price of his unexercised options and the closing price of the Common Stock on the date of termination.

Consulting Agreements

      As of January 1, 1994, the Company entered into a consulting agreement with its Chairman of the Board, Jerome I. Feldman. Pursuant to the agreement, Mr. Feldman will serve as a consultant to the Company for a period of three years. The Consulting Agreement was renewed by the Company for an additional one year term, with no additional compensation to be paid to Mr. Feldman. In connection with services rendered and to be rendered by Mr. Feldman to the Company, which the Company values at approximately $250,000, and in lieu of consulting fees or other payments, Mr. Feldman was granted options to purchase
(i) an aggregate of 250,000 shares of Common Stock under the Company's Stock Option Plan at an exercise price per share of $.50, which options vest in equal installments over a three year period which commenced on August 5, 1994 and (ii) an additional 250,000 shares of Common Stock from National Patent, pursuant to the National Patent American Drug Company Stock Option Plan, on the same terms as those granted to him by the Company. All such options will expire by their terms in January 2004 or on such earlier date as Mr. Feldman shall cease to render services to the Company. They are non-transferable by him. Mr. Feldman's consulting agreement may be renewed at the option of the Company for successive one year periods.

Item 11. Executive Compensation

      The following table and notes sets forth information concerning the compensation paid or awarded to the Chief Executive Officer for 1996:


                           SUMMARY COMPENSATION TABLE
                            Annual
                      Compensation
                                             Long Term   All Other
Name and                   Salary     Bonus  Awards      Compensation
Principal         Year       ($)       ($)   Options         ($)
Position
-------------------------------------------------------------------
Martin M.
Pollak
President and
Chief Executive   1996   $310,731(1)   -0-     -0-         $3,500(2)
Officer           1995   $314,376(1)   -0-     -0-         $3,500(2)
                  1994   $314,759(1)   -0-   500,000       $3,696(2)

(1) For 1994, 1995 and 1996, $150,000, or approximately 50%, of Mr. Pollak's compensation was paid by National Patent, as a consequence of his service to both companies. See "Management - Employment Agreement."

(2) Constitutes matching contributions made by National Patent and the Company equally on behalf of Mr. Pollak pursuant to National Patent's 401(k) Savings Plan which became effective on March 1, 1992.

The following table and notes set forth information for the named executive officers regarding the exercise of stock options during 1996 and unexercised options held at the end of 1996.






                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1996
                           AND YEAR-END OPTION VALUES



                                                                                      Number of Unexercised    Value of Unexercised
                                                                                      options at December 31,  In-the-Money Options
                                                                                             1996 (#)        at December 31, 1996($)
                                                    Shares Acquired                        Exercisable/             Exercisable/
Name(#)(1)                                          on Exercise      Value Realized($)     Unexercisable          Unexercisable(2)


Martin M. Pollak .............................            -0-                -0-            500,000/-0-                   -0-




(1) None of the named executive officers exercised any stock options during 1996.

(2) Calculated based on the closing price of the Common Stock ($.25) as reported by the OTC Bulletin Board on December 31, 1996. The exercise price of such option is $.50.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                             PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information as of March 1, 1997, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and
(d) all officers and directors of the Company as a group.

                              Beneficial Ownership

                                          Number of         Percentage
      Name and Address                    Common Shares     of Class (1)
      ----------------                    -------------     ------------

National Patent Development
    Corporation (2)                          6,971,750        53.5%

Martin M. Pollak (3)(6)(7)(8)                7,564,322        55.9

Jerome I. Feldman (4)(6)(7)(8)               7,566,386        57.0

Scott N. Greenberg (5)(6)                       79,150           *

Donald J. Hasfurther (5)(6)                    100,000           *

Edward Dunay (5)(9)                             50,000           *

John D. Scanlan (5)(9)                          50,000           *

Arthur T. Downey (5)(9)                         16,665           *

All directors and officers
as a group (10 persons)                      1,618,023        11.4

*The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) Based upon  13,020,155  shares of Common  Stock  outstanding  as of March 1,
1997.

(2) National Patent has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions - National Patent's Capital Stock Interest."

(3) Includes (i) 6,971,750 shares of Common Stock beneficially owned by National Patent, (ii) 85,204 shares of Common Stock held by Mr. Pollak, (iii) 5,751 shares of Common Stock held by Mr. Pollak's wife (iv) 1,617, shares of Common Stock for a foundation of which Mr. Pollak is a trustee and (v) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Pollak. Mr. Pollak disclaims beneficial ownership of the shares owned by National Patent and his wife.

(4) Includes (i) 6,971,750 shares of Common Stock beneficially owned by National Patent, (ii) 93,463 shares of Common Stock held by Mr. Feldman (iii), 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by National Patent and his family.

(5) Includes 4,150 shares of Common Stock held by Mr. Greenberg and 75,000, 100,000, 50,000, 50,000 and 16,665 shares each for Messrs. Greenberg, Hasfurther, Dunay, Scanlan and Downey, respectively, issuable upon exercise of currently exercisable stock options.

(6) Of the directors and executive officers of the Company, the following beneficially own the number of shares of common stock of National Patent indicated: Scott N. Greenberg (75,000, of which 48,875 shares are issuable upon exercise of currently exercisable stock options and 24,975 shares which he has the right to acquire through the conversion of shares of National Patent Class B Capital Stock into shares of common stock) (.01%) and Donald J. Hasfurther (5,000 shares, all of which are issuable upon exercise of currently exercisable stock options). Martin M. Pollak and Jerome I. Feldman beneficially own 673,546 (6.0%) and 673,610 (6.0%) shares of National Patent Common Stock, respectively, which include (i) currently exercisable options to purchase 295,042 and 292,542 shares of common stock, respectively; (ii) options held by each to purchase 285,325 shares of Class B Capital Stock which are convertible into shares of National Patent Common Stock on a one-for-one basis; and (iii) 31,250 shares of Class B Capital Stock beneficially held by each, which are convertible into shares of National Patent Common Stock on a one-for-one basis. Also included are 1,618 shares for a foundation of which Mr. Pollak is a trustee, 604 shares for Mr. Pollak, 1,107 shares for Mr. Feldman and 1,711 shares for all directors and executive officers as a group, issuable upon the conversion of National Patent's 12% Subordinated Debentures Due 1997. Mr. Pollak disclaims beneficial ownership of 5,752 shares held by his wife which are also included. Mr. Feldman disclaims beneficial ownership of the 604 shares issuable upon the conversion of bonds pursuant to the Debentures, and 1,173 shares held by his wife and children which are also included. All directors and executive officers of the Company (exclusive of Messrs. Pollak and Feldman) as a group beneficially own 76,063 shares of common stock of NPDC, of which 71,913 shares are issuable upon exercise of currently exercisable stock options. All of such persons have sole voting and investment power as to all shares except as indicated.

(7)   Member of the Executive Committee.

(8)   Member of the Compensation Committee.

(9)   Member of the Audit Committee.

Item 13.    Certain Relationships and Related Transactions

Management Services Agreement

      As of January 1, 1994, the Company and National Patent entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by National Patent, which agreement was automatically extended for an additional one year period. The services to be provided by National Patent include management, legal, tax, accounting, insurance and employee benefit administrative services. The Company paid $10,000 per month to National Patent in 1996. The Company believes that the terms of this agreement are comparable to those available from unaffiliated third parties. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing that the Agreement is terminated. In such event, the Company will be required to hire additional employees to perform these services or to contract with third parties to do so.

Loans and Advances from National Patent

      As of December 31, 1996, the Company's long-term indebtedness to National Patent totaled $3,739,000. The indebtedness was comprised of (i) $2.5 million pursuant to a $2.5 million loan agreement with National Patent (see Note 12 to Consolidated Financial Statements), (ii) cash advances from National Patent totaling $779,000, and (iii) accrued interest at the prime rate of $460,000. These proceeds were used to fund the Company's working capital needs.

      In July 1996, the Company issued a convertible note (the "Note") in the principal amount of $1,000,000 in a private offering (the "Offering")(See Note 6 to Consolidated Financial Statements). The Company received net proceeds of $950,000 from the Offering. The Note matures on June 30, 2001, bears interest at the rate of 7% per annum, and is convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, National Patent issued warrants to purchase an aggregate of 82,306 shares of National Patent Common Stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

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

      National Patent has agreed to fund the Company through June 30, 1997, if necessary, pursuant to the same terms and conditions as the National Patent Loan Agreement described above and will evaluate its future funding commitments to the Company on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

National Patent's Capital Stock Interest

      Upon completion of the Distribution, National Patent held approximately 6,990,900 shares of Common Stock, representing approximately 54% of the Common Stock issued and outstanding on August 5, 1994 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. National Patent has entered into a Voting Agreement pursuant to which it has agreed that, for a period of three years from August 5, 1994 it will vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of National Patent; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. National Patent, nevertheless, will be able to influence substantially the affairs of the Company. See "Principal Stockholders."

Certain Employment Matters

      Several officers and directors of the Company also render services to National Patent. Mr. Martin M. Pollak, President, Chief Executive Officer and a director of the Company, is Executive Vice President, Treasurer and a director of National Patent. Mr. Jerome I. Feldman, Chairman of the Board of, and consultant to the Company, serves as President, Chief Executive Officer and a director of National Patent. Finally, Mr. Scott N. Greenberg, the Company's Chief Financial Officer serves as Vice President and Chief Financial Officer and a director of National Patent. See "Management."

Tax Allocation Agreement

      In connection with the Distribution, National Patent and the Company have entered into a tax allocation agreement, dated as of August 5, 1994, which, among other things, provides for the allocation between National Patent and the Company of (i) responsibility for the preparation and filing of tax returns and the payment of tax liabilities and (ii) entitlement to tax refunds.

      In general, the tax allocation agreement provides that National Patent will indemnify and hold harmless the Company and its present and future affiliates, including NPD Trading (collectively, the "ADC Group") against tax liabilities of National Patent or any of its affiliates or subsidiaries that is not a member of the ADC Group (the "National Patent Group") and (ii) all federal income tax liabilities of the ADC Group, except deferred tax liabilities as recorded under generally accepted accounting principals, until August 5, 1994. The Company will indemnify and hold National Patent harmless against (i) all federal income tax liabilities of the ADC Group for all periods after August 5, 1994 and (ii) all tax liabilities of the ADC Group other than federal income tax liabilities.

      From  January  29,  1990  through  August 5, 1994,  the  Company  reported approximately $2,100,000 in net operating losses in National Patent's consolidated Federal Income Tax Return. As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $263,000 of net operating loss carryforwards are allowable to the Company upon ceasing to be a member of National Patent's consolidated return group. As agreed between National Patent and the Company, National Patent will not compensate the Company for any use by the National Patent Group of the net operating losses of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Pollak, the Company's President and Chief Executive Officer and Mr. Feldman, the Company's Chairman of the Board and a consultant to the Company, served on the Compensation Committee of the Company for the past year. Other than the foregoing, no director or executive officer of the Company served as a director or executive officer of any other corporation that has a director or executive officer who is also a director or a board committee member of the Company.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)(1) The following  financial  statements are included in Part II,
            Item 8:
                                      Page

                  Independent Auditors' Report..................13

                  Financial Statements:

                  Consolidated Balance Sheets -
                  December 31, 1996 and 1995....................14

                  Consolidated Statements of
                  Operations - Years ended
                  December 31, 1996, 1995 and 1994..............16

                  Consolidated  Statements  of  Changes  in  Stockholders'Equity
                  (Deficiency)-   Years  ended  December  31,  1996,  1995,  and
                  1994.......17

                  Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994..18

                  Notes to Consolidated Financial Statements....20

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)      See accompanying Index to Exhibits

(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN DRUG COMPANY

                                    BY:   Martin M. Pollak, President
                                         and Chief Executive Officer
Dated:      March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature   ......            Title


Martin M. Pollak..            President, Chief Executive Officer and Director
            ......            (Principal Executive and Operating Officer)

Jerome I. Feldman.            Chairman of the Board


Scott N. Greenberg                  Chief Financial Officer and (Principal
            ......            Financial and Accounting Officer)

Edward Dunay......            Director


John D. Scanlan...            Director


Arthur T. Downey..            Director

                                INDEX TO EXHIBITS


Exhibit No. ......Document                                              Page
-----------       --------                                              ----



3.          ......Amended Certificate of Incorporation of the Registrant.*

3.1         ......By-laws of the Registrant. Incorporated herein by
            ......reference to Exhibit 3.2 of the Registrant's
            ......Registration Statement on Form S-1 filed on
            ......July 22, 1994, Registration Statement No. 33-78252.

10.         ......1994 Stock Option Plan of the Registrant.
            ......Incorporated herein by reference to Exhibit 10.1 of
            ......the Registrant's Registration Statement on Form S-1
            ......filed on July 22, 1994, Registration Statement
            ......No. 33-78252.

10.1        ......Transfer and Distribution Agreement. Incorporated
            ......herein by reference to Exhibit 2.1 of the Registrant's
            ......Registration Statement on Form S-1 filed on July 22,
            ......1994, Registration Statement No. 33-78252.

10.2        ......Management Services Agreement, dated as of
            ......August 5, 1994, between National Patent Development
            ......Corporation and the Registrant.  Incorporated herein
            ......by reference to Exhibit 10.3 of the Registrant's
            ......Registration Statement on Form S-1 filed on July 22,
            ......1994, Registration Statement No. 33-78252.

10.3        ......Employment Agreement, dated as of January 1, 1994,
            ......between Martin M. Pollak and the Registrant.
            ......Incorporated herein by reference to Exhibit 10.4
            ......of the Registrant's Registration Statement on
            ......Form S-1 filed on July 22, 1994, Registration
            ......Statement No. 33-78252.

10.4        ......Consulting Agreement, dated as of January 1, 1994,
            ......between Jerome I. Feldman and the Registrant.
            ......Incorporated herein by reference to Exhibit 10.5
            ......of the Registrant's Registration Statement on
            ......Form S-1 filed on July 22, 1994, Registration
            ......Statement No. 33-78252.

10.5        ......Form of Generic Pharmaceutical Products Supply
            ......Agreement.  Incorporated herein by reference to
            ......Exhibit 10.7 of the Registrant's Registration
            ......Statement on Form S-1 filed on July 22, 1994,
            ......Registration Statement No. 33-78252.

10.6        ......Form of Warrant Agreement, dated as of
            ......August 5, 1994, between the Registrant,
            ......The Harris Trust Company of New York, as Warrant
            ......Agent, and the holder of Warrants from time to time.
            ......Incorporated herein by reference to Exhibit 10.8 of
            ......the Registrant's Registration Statement on Form S-1
            ......filed on July 22, 1994, Registration Statement
            ......No. 33-78252.

10.7        ......Tax Allocation Agreement, dated as of August 5, 1994,
            ......between National Patent Development Corporation and
            ......the Registrant. Incorporated herein by reference to
            ......Exhibit 10.9 of the Registrant's Registration
            ......Statement on Form S-1 filed on July 22, 1994,
            ......Registration Statement No. 33-78252.

10.8        ......Voting Agreement, dated as of August 5, 1994, from
            ......National Patent Development Corporation to the
            ......Registrant. Incorporated herein by reference to
            ......Exhibit 10.10 of the Registrant's Registration
            ......Statement on Form S-1 filed on July 22, 1994,
            ......Registration Statement No. 33-78252.

10.9        ......Stock Purchase and Loan Agreement, dated as of
            ......August 5, 1994 between National Patent Development
            ......Corporation and the Registrant. Incorporated herein
            ......by reference to Exhibit 10.11 of the Registrant's
            ......Registration Statement on Form S-1 filed on
            ......July 22, 1994, Registration Statement No. 33-78252.

21          ......Subsidiaries*

*Filed herewith.