Form 10-Q
period 1997-03-31
AMERICAN DRUG CO
filed 1997-05-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1997

                                       or

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

                  Yes      X                                  No

Number of shares outstanding of each of issuer's classes of common stock as of May 7, 1997:


           Common Stock                                    13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets-
              March 31, 1997 and December 31, 1996                         1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 1997 and 1996                   3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                   4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          5

           Qualification Relating to Financial Information                 8

Part II.   Other Information                                               9

           Signatures                                                     10

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                               March 31,           December 31,
                                                1997                  1996
     ASSETS                                  (unaudited)               *
Current assets

Cash and cash equivalents                       $    222          $    586
Accounts receivable, trade                           184                84
Inventory (finished goods)                           345               326
Prepaid expenses and other current assets             28                22
                                               ---------         ---------

Total current assets                                 779             1,018
                                                --------           -------

Property, plant and equipment, at cost               113               113
Less accumulated depreciation                       (105)             (103)
                                               ---------           -------
                                                       8                10
                                              ----------          --------

Organization costs (net of accumulated
 amortization of $42 and $37,
 respectively)                                         8                13
                                              ----------          --------

Deferred finance costs                                44                46
                                               ---------          --------

Other assets                                           2                 1
                                              ----------         ---------
                                                 $   841            $1,088
                                                 =======            ======




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                 March 31,    December 31,
                                                   1997           1996

LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)         *

Current liabilities

Customers' deposits                                   -       $     28
Accounts payable and accrued expenses               110            124
                                               --------       --------
Total current liabilities                           110            152
                                               --------       --------

7% convertible notes                              1,000          1,000
                                                -------        -------

Long-term debt to National Patent                 3,904          3,739
                                                -------        -------

Stockholders' equity (deficiency)

Common stock                                        130            130
Capital in excess of par value                    1,682          1,682
Deficit                                          (5,985)        (5,615)
                                               --------       --------

Total stockholders' deficiency                   (4,173)        (3,803)
                                               --------       --------
                                               $    841       $  1,088
                                               ========       ========




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                       Three months ended
                                                            March 31,

                                                     1997              1996
                                                  ----------        -------
 Revenues
  Sales                                         $      69           $   503
  Consulting fees and commissions                     107                21
                                                 --------           -------
Total revenues                                        176               524
                                                 --------           -------

Expenses
  Cost of goods sold                                   58               366
  General & administrative expenses                   367               410
  Management fee to National Patent                    30                30
  Interest expense                                     91                56
                                                 --------          --------
  Total expenses                                      546               862
                                                 --------          --------

Net loss                                         $   (370)          $  (338)
                                                 --------           -------

Net loss per share                              $   (.03)          $  (.03)
                                                 --------           -------

Weighted average shares outstanding                13,020            13,020
                                                  =======           =======



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                         Three months
                                                        ended March 31,
                                                  1997                   1996
Cash flows from operations:
Net loss                                       $  (370)               $  (338)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                        9                     11
Deferred compensation                                                      21
Changes in other operating items:
Accounts receivable, trade                        (100)                   (92)
Inventory                                          (19)                    95
Prepaid expenses                                    (6)                    42
Customers' deposits, accounts payable
 and other                                         (42)                  (222)
                                               -------                -------

Net cash used in operations                       (528)                  (483)
                                               -------                 ------

Cash flows from investing activities:
Additions to machinery and equipment                                       (1)
Additions to other assets                           (1)                 _____
                                               -------
Net cash used in investing activities               (1)                    (1)
                                               -------               --------

Cash flows from financing activities:
Loans from National Patent                         165                    440
                                               -------                -------
Net cash provided by financing activities          165                    440
                                               -------                -------

Net decrease in cash                              (364)                   (44)
Cash at beginning of period                        586                     66
                                               -------              ---------
Cash at end of period                          $   222               $     22
                                               =======               ========



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


                              Results of Operations
Overview

         The Company commenced operations in January 1990 as NPD Trading (USA), Inc., which is now its wholly-owned subsidiary. Since its inception, the Company has focused on assisting western business to develop trade, manufacturing and investment opportunities in Russia, the Czech and Slovak Republics and to a lesser extent, other countries of the CIS. In late 1993, the Company began the implementation of its plan for the export of American-made generic prescription drugs and over-the-counter healthcare products in both Russia and the CIS and has received certain regulatory approvals in 1994, 1995 and 1996 to market its products.

Liquidity and Capital Resources

         At March 31, 1997, the Company had cash of $222,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from National Patent. These proceeds were used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, National Patent continued to fund the operating needs of the Company until July 1996.

         In July 1996, the Company issued 7% convertible notes in the principal amount of $1,000,000 in a private offering; the net proceeds to the Company were $950,000. National Patent has agreed to fund the Company through September 30, 1997, if necessary, pursuant to the same terms and conditions as the $2,500,000 loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of March 31, 1997, the Company had borrowed $3,904,000 from National Patent. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with National Patent, (ii) cash advances from National Patent totaling $871,000, and (iii) accrued interest at the prime rate totaling $533,000. The Company is attempting to secure a bank credit facility, issue additional debt or issue additional equity securities to meet its working capital needs. If the Company is unable to raise additional capital, it could be forced to delay, scale back or eliminate certain or all activities. In addition, there is no assurance that the terms of any such transactions will be favorable to the Company.

         The   Company   does  not   manufacture,   and   does  not   anticipate
manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

Results of Operations

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

         Revenues. In the quarter ended March 31, 1997, the Company had revenues of approximately $176,000 as compared to revenues of approximately $524,000 for the quarter ended March 31, 1996. The decrease in revenues of $348,000 was primarily due to the decrease in 1997 in sales of medical equipment and generic drugs in the Commonwealth of Independent States offset by increased consulting revenues. The sales of medical equipment and generic drugs, resulted in $11,000 of gross margin in the first quarter of 1997, compared to $137,000 of gross margin in the first quarter of 1996.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased to $367,000 in the first quarter of 1997 from $410,000 in the first quarter of 1996. This decrease in general and administrative expenses in 1997 was primarily due to reduced consulting and personnel costs.

         Net Loss. The Company's net loss increased to $370,000 for the first quarter of 1997 from $338,000 in the first quarter of 1996. The increased loss for the quarter ended March 31, 1997 was the result of reduced sales and the corresponding gross profit, partially offset by increased consulting revenues and reduced general and administrative expenses. In addition, the Company incurred increased interest expense during the first quarter of 1997 as a result of the 7% convertible note issued in July 1996.

Recent accounting pronouncement

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share, and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal 1997 will have a material impact on the Company's reported earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's ability to reverse its history of operating losses; the Company's ability to fund its operations; and the Company's ability to secure additional financing on acceptable terms.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 1997



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


                                               AMERICAN DRUG COMPANY




                                               Martin M. Pollak
                                               President


DATE: May 13, 1997

                                               Scott N. Greenberg
                                               Chief Financial Officer


DATE: May 13, 1997