Form 10-Q
period 1997-06-30
AMERICAN DRUG CO
filed 1997-08-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1997

                                          or

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


                         Yes    X                   No______


Number of shares outstanding of each of issuer's classes of common stock as of August 7, 1997:

                  Common Stock                       13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 1997 and December 31, 1996                        1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                1997 and 1996                                            3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                    4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        5

           Qualification Relating to Financial Information               8

Part II.   Other Information                                             9

           Signatures                                                   10

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                               June 30,            December 31,
                                                1997                   1996
     ASSETS                                   (unaudited)               *
Current assets

Cash and cash equivalents                       $   112             $    586
Accounts receivable, trade                        1,021                   84
Inventory (finished goods)                          304                  326
Prepaid expenses and other current assets             9                   22
                                              ---------             --------

Total current assets                              1,446                1,018
                                                -------              -------

Machinery and equipment, at cost                    113                  113
Less accumulated depreciation                      (113)                (103)
                                               --------             --------
                                                                          10

Organization costs (net of accumulated
 amortization of $46 and $37,
 respectively)                                        4                   13
                                              ---------             --------

Deferred finance costs                               41                   46
                                               --------             --------

Other assets                                          2                    1
                                              ---------            ---------
                                                 $1,493             $  1,088
                                                 ======             ========




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                   June 30,         December 31,
                                                    1997               1996
                                                (unaudited)              *

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Customers' deposits                              $    -             $      28
Accounts payable and accrued expenses                168                  124
                                               ---------             --------
Total current liabilities                            168                  152
                                               ---------             --------

7% convertible notes                               1,000                1,000
                                                 -------              -------

Long-term debt to National Patent                  4,057                3,739
                                                 -------              -------

Stockholders' deficiency

Common stock                                         130                  130
Capital in excess of par value                     1,682                1,682
Deficit                                           (5,544)              (5,615)
                                                --------             --------

Total stockholders' deficiency                    (3,732)              (3,803)
                                                --------              -------
                                                 $ 1,493              $ 1,088
                                                 =======              =======




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                            Three months ended                      Six Months ended
                                               June 30,                                 June 30,

                                           1997            1996                    1997         1996
                                         --------        -------                 -------      ------
Revenues
 Sales                                  $    287        $   109               $     356       $    612
 Consulting fees and commissions             860            103                     967            124
                                        --------         ------               ---------        -------

Total revenues                             1,147            212                   1,323            736
                                        --------         ------               ---------        -------

Expenses
 Cost of goods sold                          201             83                     259            449
 General and administrative
 expenses                                    381            352                     748            762
 Management fee to National Patent            30             30                      60             60
 Interest expense                             94             78                     185            134
                                        --------        -------              ----------        -------

Total expenses                               706            543                   1,252          1,405
                                         -------        -------               ---------         ------

Net income (loss)                       $    441        $  (331)              $      71       $   (669)
                                        ========         =======              =========          ======

Net income (loss) per share             $    .03        $  (.03)              $     .01       $   (.05)
                                       =========         =======              =========         =======

Weighted average shares outstanding       13,020         13,020                  13,020         13,020
                                         -------        ---------             ---------         -------




See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                               Six months
                                                              ended June 30,
                                                          1997           1996
Cash flows from operations:
Net income (loss)                                    $      71        $ (669)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                               24             23
Deferred compensation                                                      42
Changes in other operating items                          (886)          (250)
                                                       ------         ------
Net cash used in operations                               (791)          (854)
                                                       -------         ------

Cash flows from investing activities:
Additions to machinery and equipment                                       (3)
Reduction of (increase in) other assets                     (1)             1
                                                        -------        -------
Net cash used in investing activities                       (1)            (2)
                                                       --------         ------

Cash flows from financing activities:
Loans from National Patent                                 318            851
                                                       --------         ------
Net cash provided by financing activities                  318            851
                                                        -------         ------

Net decrease in cash                                      (474)            (5)
Cash at beginning of period                                586             66
                                                       --------         ------
Cash at end of period                               $      112         $   61
                                                       ========         ======




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

Liquidity and Capital Resources

         At June 30, 1997, the Company had cash of $112,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from National Patent. These proceeds were used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, National Patent continued to fund the operating needs of the Company until July 1996.

         In July 1996, the Company issued 7% convertible notes in the principal amount of $1,000,000 in a private offering; the net proceeds to the Company were $950,000. National Patent has agreed to fund the Company through September 30, 1997, if necessary, pursuant to the same terms and conditions as the $2,500,000 loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of June 30, 1997, the Company had borrowed $4,057,000 from National Patent. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with National Patent, (ii) cash advances from National Patent totaling $949,000, and (iii) accrued interest at the prime rate totaling $608,000. The Company is attempting to secure a bank credit facility, issue additional debt or issue additional equity securities to meet its working capital needs. If the Company is unable to raise additional capital, it could be forced to delay, scale back or eliminate certain or all activities. In addition, there is no assurance that the terms of any such transactions will be favorable to the Company.

         The   Company   does  not   manufacture,   and   does  not   anticipate
manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

Results of Operations

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

         Revenues. In the quarter ended June 30, 1997, the Company had revenues of approximately $1,147,000 as compared to revenues of approximately $212,000 for the quarter ended June 30, 1996. The increase in revenues of $935,000 was primarily due to increased consulting revenues in the form of a success fee relating to a project with ICF Kaiser International (ICF Kaiser) in the Czech Republic as well as the increased sales in the quarter ended June 30, 1997 of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs, resulted in $86,000 of gross margin in the second quarter of 1997, compared to $26,000 of gross margin in the second quarter of 1996.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses increased to $381,000 in the second quarter of 1997 from $352,000 in the second quarter of 1996. This increase in general and administrative expenses in 1997 was primarily due to costs associated with consulting projects, partially offset by reduced consulting and personnel costs.

         Net Income. The Company's net income was $441,000 for the second quarter of 1997 as compared to a loss of $331,000 in the second quarter of 1996. The income for the quarter ended June 30, 1997 was primarily the result of increased consulting revenues and increased sales and the corresponding gross profit. The improved operating results were partially offset by increased interest expense during the second quarter of 1997 as a result of the 7% convertible note issued in July 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenues. For the six months ended June 30, 1997, the Company had revenues of approximately $1,323,000, compared to revenues of approximately $736,000 for the six months ended June 30, 1996. The increase in revenues of $587,000 was primarily due to $860,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic partially offset by reduced sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs resulted in $97,000 of gross margin for the six months ended June 30, 1997, compared to $163,000 for the six months ended June 30, 1996.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $762,000 for the six months ended June 30, 1996 to $748,000 for the six months ended June 30, 1997 as a result of reduced consulting and personnel costs, partially offset by costs associated with consulting projects.

         Net Loss. The Company had net income of $71,000 for the six months ended June 30, 1997 compared to a loss of $669,000 for the first six months of 1996, due to increased revenues and reduced general and administrative expenses, partially offset by increased interest expense.

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

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  June 30, 1997



         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the 1997 interim period are not necessarily indicative of results to be expected for the entire year.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            None

            b.    Reports on Form 8-K

                  None

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES



                                  June 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                 AMERICAN DRUG COMPANY



DATE: August 13, 1997                            Martin M. Pollak
                                                 Vice President &
                                                 Chief Executive Officer


DATE: August 13, 1997                            Scott N. Greenberg
                                                 Chief Financial Officer