Form 10-Q
period 1997-09-30
AMERICAN DRUG CO
filed 1997-11-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1997

                                       or

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

                           Yes    X                 No______

Number of shares outstanding of each of issuer's classes of common stock as of November 13, 1997:


           Common Stock                                13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              September 30, 1997 and December 31, 1996                       1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                1997 and 1996                                                3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996                  4

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            5

           Qualification Relating to Financial Information                   8

Part II.   Other Information                                                 9

           Signatures                                                       10

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                              September 30,       December 31,
                                               1997                   1996
     ASSETS                                   unaudited)                *
Current assets

Cash and cash equivalents                        $   517              $  586
Accounts receivable, trade                            87                  84
Inventory (finished goods)                           225                 326
Prepaid expenses and other current assets                                 22
                                              ----------            --------
Total current assets                                 829               1,018
                                                 -------             -------

Machinery and equipment, at cost                     113                 113
Less accumulated depreciation                       (113)               (103)
                                                 -------             --------
                                                                          10

Organization costs (net of accumulated
 amortization of $50 and $37
 respectively)                                                            13

Deferred financing costs                              39                  46

Other assets                                           2                   1
                                               ---------           ---------
                                                  $  870              $1,088
                                                  ======              ======




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.



     See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                September 30,       December 31,
                                                    1997                1996
                                                (unaudited)              *

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Customers' deposits                                                 $     28
Accounts payable and accrued expenses                 91                 124
                                                --------             -------
Total current liabilities                             91                 152
                                                --------             -------

7% Convertible note                                1,000               1,000
                                                 -------             -------

Long-term debt to National Patent                  3,758               3,739
                                                 -------              ------

Stockholders' deficiency

Common stock                                         130                 130
Capital in excess of par value                     1,682               1,682
Deficit                                           (5,791)             (5,615)
                                                 -------             -------

Total stockholders' deficiency                    (3,979)             (3,803)
                                                 -------              ------
                                                $    870             $ 1,088
                                                ========             =======




* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance sheet as of that date


     See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                         Three months ended                 Nine Months ended
                                            September 30,                     September 30,

                                         1997           1996              1997           1996
                                       -------        -------           -------        ------
Revenues
 Sales                                $   531        $   144           $   887         $  756
 Consulting fees and commissions
                                                         184               967            308
                                      -------       --------           -------         ------
Total revenues                            531            328             1,854          1,064
                                      -------         ------            ------         ------

Expenses
 Cost of goods sold                       399             78               658            527
 General & administrative
  expenses                                256            420             1,004          1,182
 Management fee to National
  Patent                                   30             30                90             90
Interest expense                           93             86               278            220
                                      -------      ---------         ---------     ----------
 Total expenses                           778            614             2,030          2,019
                                      -------        -------           -------        -------

Net loss                              $  (247)       $  (286)          $  (176)       $  (955)
                                       =======        =======           =======        =======

Net loss per share                   $   (.02)      $   (.02)         $   (.01)      $   (.07)
                                       =======       ========          ========       ========

Weighted average shares outstanding     13,020         13,020            13,020         13,020
                                       =======        =======           =======        =======



See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                           Nine months
                                                       ended September 30,
                                                     1997              1996
Cash flows from operations:
Net loss                                          $  (176)          $  (955)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                          30                29
Deferred compensation                                                    63
Changes in other operating items                       58              (207)
                                                   -------           --------
Net cash used in operations                           (88)           (1,070)
                                                   -------           -------

Cash flows from investing activities:
Additions to machinery and equipment                                     (3)
Net cash used in investing activities                                    (3)

Cash flows from financing activities:
Net proceeds from 7% Convertible note                                   950
Repayment of loan to National Patent                 (600)
Loans from National Patent                            619               974
                                                   -------           -------
Net cash provided by financing activities              19             1,924
                                                   -------            ------

Net increase (decrease) in cash                       (69)              851
Cash at beginning of period                           586                66
                                                  -------          ---------
Cash at end of period                             $   517           $   917
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

Liquidity and Capital Resources

         At September 30, 1997, the Company had cash of $517,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from National Patent. These proceeds were used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, National Patent continued to fund the operating needs of the Company until July 1996.

         In July 1996, the Company issued 7% convertible notes in the principal amount of $1,000,000 in a private offering; the net proceeds to the Company were $950,000. National Patent has agreed to fund the Company through December 31, 1997, if necessary, pursuant to the same terms and conditions as the $2,500,000 loan agreement. National Patent will evaluate its future funding commitments to the Company on a quarterly basis. As of September 30, 1997, the Company had borrowed $3,758,000 from National Patent reduced from $4,057,000 at June 30, 1997. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with National Patent, (ii) cash advances from National Patent totaling $575,000, and (iii) accrued interest at the prime rate totaling $683,000. The Company is attempting to secure a bank credit facility, issue additional debt or issue additional equity securities to meet its working capital needs. If the Company is unable to raise additional capital, it could be forced to delay, scale back or eliminate certain or all activities. In addition, there is no assurance that the terms of any such transactions will be favorable to the Company.

         The   Company   does  not   manufacture,   and   does  not   anticipate
manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

Results of Operation

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

         Revenues. In the quarter ended September 30, 1997, the Company had revenues of approximately $531,000 as compared to revenues of approximately $328,000 for the quarter ended September 30, 1996. The increase in revenues of $203,000 was primarily due to increased sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs, resulted in $132,000 of gross margin in the third quarter of 1997, compared to $66,000 of gross margin in the third quarter of 1996.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased to $256,000 in the third quarter of 1997 from $420,000 in the third quarter of 1996. This decrease in general and administrative expenses in 1997 was primarily due to reduced consulting and personnel costs.

         Net Income. The Company's loss was $247,000 for the third quarter of 1997 as compared to a loss of $286,000 in the third quarter of 1996. The reduced loss for the quarter ended September 30, 1997 was primarily the result of reduced general and administrative expenses and increased sales and the corresponding gross profit, partially offset by reduced consulting revenue for the quarter.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Revenues. For the nine months ended September 30, 1997, the Company had revenues of approximately $1,854,000, compared to revenues of approximately $1,064,000 for the nine months ended September 30, 1996. The increase in revenues of $790,000 was primarily due to $860,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic partially offset by reduced sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs resulted in $229,000 of gross margin for the nine months ended September 30, 1997, compared to $229,000 for the nine months ended September 30, 1996.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $1,182,000 for the nine months ended September 30, 1996 to $1,004,000 for the nine months ended September 30, 1997 as a result of reduced consulting and personnel costs, partially offset by costs associated with consulting projects.

         Net Loss. The Company had a loss of $176,000 for the nine months ended September 30, 1997 compared to a loss of $955,000 for the first nine months of 1996, due to increased consulting revenues and reduced general and administrative expenses, partially offset by increased interest expense.

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

                               September 30, 1997



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



                               September 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN DRUG COMPANY



DATE: November 14, 1997                       BY:   Martin M. Pollak
                                                    President &
                                                    Chief Executive Officer


DATE: November 14, 1997                       BY:   Scott N. Greenberg
                                                    Chief Financial Officer