Form 10-K
period 1997-12-31
AMERICAN DRUG CO
filed 1998-03-31
CIK 922408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 033-78252
                              AMERICAN DRUG COMPANY
             (Exact name of registrant as specified in its charter)


Delaware                                                  13-3729186
(State  of Incorporation)                   (I.R.S. Employer Identification No.)

P.O. Box 73037 N.W., Washington, D.C.                       20036
(Address of principle executive offices)                  (Zip code)

Registrant's telephone number, including area code:    (202) 833-9223

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X             No

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 2, 1998, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $586,559 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 2, 1998.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                            Outstanding at March 2, 1998
-----                                            ----------------------------
Common Stock, par value $.01 per share                 13,020,155 shares

DOCUMENTS INCORPORATED BY REFERENCE:                          None

                                                 TABLE OF CONTENTS
PART I                                                                      Page

Item 1. Business

         (a)      General Development of Business.............................1

         (b)      Financial Information About
                  Industry Segment............................................1

         (c)      Narrative Description of Business...........................1

         (d)      Financial Information About Foreign
                  and Domestic Operations and Export Sales....................4

         Item 2. Properties...................................................5

         Item 3. Legal Proceedings............................................5

         Item 4. Submission of Matters to a Vote of Security Holders..........5

PART II
         Item 5. Market for the Registrant's Common
         Equity and Related Stockholder Matters...............................6

         Item 6. Selected Financial Data......................................7

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8

         Item 8. Financial Statements and Supplementary Data.................12

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure..................36

PART III
         Item 10. Directors and Executive Officers of the Registrant.........36

         Item 11. Executive Compensation.....................................41

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management...............................................42

         Item 13. Certain Relationships and Related Transactions.............45

PART IV
         Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................................48

                                     PART I

Item 1.  Business

(a)      General Development of Business

         American Drug Company (the "Company") was organized in 1993, as a wholly-owned subsidiary of GP Strategies Corporation (formerly National Patent Development Corporation) ("GP Strategies") to initiate marketing and sales activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). NPD Trading (USA) Inc. ("NPD Trading") was formed in January 1990 as a wholly-owned subsidiary of GP Strategies to provide services to Western businesses in Russia and Eastern Europe.

         In August 1994, GP Strategies entered into a Transfer and Distribution Agreement with the Company whereby GP Strategies transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50% owned joint ventures in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to GP Strategies (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to GP Strategies stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to GP Strategies stockholders. Each warrant was initially exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1998 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances. The Distribution was at the rate of one share plus one warrant to purchase one share of common stock for every four then outstanding shares of common stock of GP Strategies. Upon completion of the Distribution, the Company became a separate public company from GP Strategies and NPD Trading became a wholly-owned subsidiary of the Company.

         The Company maintains offices in Washington, D.C., New York, Prague and Moscow.

(b) Financial Information about Industry Segments

         This item is not applicable because the Company has only a single line of business.

(c) Narrative Description of Business

General and Background

         The Company develops and assists Western businesses to develop investment, manufacturing and trade opportunities and business relationships in Russia, the Czech and Slovak Republics, and other countries of Eastern Europe. In this regard, it continues and builds upon the 30-year tradition of its principal stockholder, GP Strategies, of licensing, commercializing and marketing technologies from this region. The Company believes that its principal strength lies in the quality of its established relationships with scientists and commercial organizations both in the United States and in the former Soviet Union and the Czech and Slovak Republics.

American-Made Generic Pharmaceutical Products

The Company's Initial Products and Operations. In 1993, the Company initiated activities aimed at the export of American-made generic pharmaceutical and OTC healthcare products in Russia. These activities were initiated to complement sales of U.S. and European medical equipment begun by the Company in Russia in 1992. By 1997, the Company had completed registration in Russia of 25 products, including vitamins, bandages, feminine hygiene products, toothpaste, and antibiotic creams and ointments. The Company maintained an inventory of these products in warehouses in Moscow and sold these products through a network of local distributors throughout the Russian Federation.

         In 1997, the Company also established a relationship with a Russian company ZAO (Akorta) ("Akorta") to provide support for the importation, clearance and sales of its products. Akorta has the legal authority to sell products for Russian rubles and transfer those funds, in dollars, to the Company in the United States. Akorta is a private company owned by employees of the Company's Moscow office. Subsequent to December 31, 1997, such individuals ceased to be employees of the Company.

Change in Russian Operations. Despite some initial success, sales of the Company's generic products declined significantly in 1997. The Company's inability to maintain and expand sales may be attributed, in part, to deficiencies in the Russian distribution system. Additionally, the Company did not compete effectively against international manufacturers of brand name products, which were able to invest large sums into marketing and distribution in the expectation of long term rewards.

         At the end of 1997, the Company made the decision to concentrate on marketing and sales of medical equipment and related products, such as hospital furniture and laboratory supplies and to withdraw from the generic pharmaceutical and over-the-counter (OTC) healthcare product business because of significantly declining sales of generic products. Sales activity with respect to generic drugs will be undertaken solely through the Russian company Akorta. In the short-term, the Company will attempt to sell its existing inventory of generic products in Moscow warehouses through Akorta and other third parties. No additional products will be purchased in the United States.

Consulting Services and Sales of Medical Equipment

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

Kamaz Hospital. As is typical of many of the Company's sales to hospitals in Russia, the Company succeeded in 1997 in providing the hospital within the Kamaz industrial complex in Tatarstan with a variety of medical equipment and related products. The equipment was purchased as part of a modernization program which is being implemented at the hospital. The Company's contracts were executed within the framework of a larger financing package provided to Kamaz by the Export-Import Bank of Japan.

ICF Kaiser International. The Company's on-going efforts on behalf of ICF Kaiser International ("ICF") and their associated company, Kaiser Engineers, secured for these companies contracts to perform feasibility studies in the areas of hazardous waste management and steel industry modernization in the Czech Republic. The Company is providing ICF with technical and commercial assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. To date, the Company has received $1 million for this assistance, including $840,000 received in September 1997. The Company expects to receive another $1 million payment contingent upon the completed construction on the mini mill in mid-1999.

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

International

         The political situation in Russia, where the Company has focused much of its effort, has in recent years been in constant transition. Since the advent of the Yeltsin government in December 1991, Russia has experienced a proliferation of political parties, an increase of nationalist sentiment, a fragmentation of its economic and political institutions and a dramatic increase in crime. The viability of the Russian government has been tested by various political factions gaining strength and two unsuccessful coup d'etats. In 1996, Presidential elections resulted in Yeltsin's re-election; however, his ongoing health problems contribute to political unease.

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

Employees

         As a result of the Company's decision to sell generic drugs solely through Akorta, there has been a reduction of employees in both the Washington, D.C. office and the Moscow office. As of March 1, 1998, the Company had six full-time employees and two part-time employees. Several officers of the Company are also employed by GP Strategies, a principal stockholder of the Company. Martin M. Pollak, the Company's President, Chief Executive Officer and a director, is Executive Vice President, Treasurer and a director of GP Strategies, and will devote approximately one-half of his time to his duties at GP Strategies; Jerome I. Feldman, Chairman of the Board of, and a consultant to, the Company, is President, Chief Executive Officer and a director of GP Strategies; and Scott N. Greenberg, Chief Financial Officer, is Vice President and Chief Financial Officer and a director of GP Strategies. Messrs. Feldman and Greenberg will devote a portion of their time to the business of the Company, for which GP Strategies will charge a management fee. See "Certain Relationships and Related Transactions - Certain Employment Matters and Management". The Company believes that its relations with its employees are good. See "Management."

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

         In 1997, export sales represented approximately $1,123,000 of the Company's revenue.

Item 2. Properties

         The following sets forth information with respect to the material physical properties owned or leased by the Company and its subsidiaries.

         The Company maintains offices in Washington, D.C., New York, Prague and Moscow. In 1997, the Company reduced its office space requirements and rent expenditures in Washington, Prague and Moscow. The annual rent for such office spaces will be approximately $22,000 in 1998. The Company's New York office space is provided to it by GP Strategies pursuant to the Management Services Agreement. See "Certain Relationships and Related Transactions - Management Services Agreement." The Company believes that its facilities are sufficient to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

         There are currently no material legal proceedings pending to which the Company is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

         The following table presents the high and low prices for the Common Stock for 1997 and 1996. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

                      Quarter                  High                     Low

1997                  First                    $0.31                    $0.13

                      Second                   $0.28                    $0.16

                      Third                    $0.22                    $0.09

                      Fourth                   $0.17                    $0.08

1996                  First                    $0.63                    $0.31

                      Second                   $0.50                    $0.25

                      Third                    $0.59                    $0.28

                      Fourth                   $0.56                    $0.25

----------

         The number of shareholders of record of the Common Stock as of March 2, 1998 was 4,699. On March 2, 1998, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.10 The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)



                                                  Years Ended December 31,

                                     1997     1996     1995     1994      1993
                                     ----     ----     ----     ----      ----


Statement of Operations Data:

Revenue                            $2,047   $1,104    $ 529     $ 799     $ 752
Cost of goods sold                    936      496      155       456        -
General and administrative
 expenses                           1,385    1,674    1,690     1,355       838
Total expenses                      2,904    2,602    2,133     2,101       958
Net loss                             (857)  (1,498)  (1,604)   (1,302)     (206)
Basic and diluted loss per share    (.07)    (.12)    (.12)      (.10)     (.02)
Dividends                            -        -        -           -        -

                                              Years Ended December 31,

                                     1997     1996     1995     1994     1993
                                     ----     ----     ----     ----     ----


Balance Sheet Data:

Current assets                     $  514  $ 1,018   $  550     $  70     $ 474
Current liabilities                   199      152      356        73       464
Non current liabilities             4,933    4,739    2,633       955
Working capital (deficiency)          315      866      194        (3)       10
Total assets                          552    1,088      602       161       512
Total stockholders'
   (deficiency) equity             (4,580)  (3,803)  (2,387)     (867)       48

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

         Despite some initial success, sales of the Company's generic products declined significantly in 1997. The Company's inability to maintain and expand sales may be attributed, in part, to deficiencies in the Russian distribution system. Additionally, the Company did not compete effectively against international manufacturers of brand name products, which were able to invest large sums into marketing and distribution in the expectation of long term rewards.

         At the end of 1997, the Company made the decision to concentrate on the marketing and sales of medical equipment and related products, such as hospital furniture and laboratory supplies and to withdraw from the generic pharmaceutical and over-the-counter (OTC) healthcare product business because of significantly declining sales of generic products. Sales activity with respect to generic drugs will be undertaken solely through the Russian company Akorta. The Company established a relationship with Akorta to provide support for the importation, clearance and sales of its products. Akorta has the legal authority to sell products for Russian rubles and transfer those funds, in dollars, to the Company in the United states. Akorta is a private company owned by employees of the Company's Moscow office. In the short-term, the Company will sell its existing inventory of generic products in Moscow warehouses through Akorta and other third parties. No additional products will be purchased in the United States.

Liquidity and Capital Resources

         At December 31, 1997, the Company had cash of $225,000 and had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from GP Strategies (See
Note 12 to the Consolidated Financial Statements). These proceeds were used as part of the Company's working capital. Such borrowings will bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, GP Strategies continued to fund the operating needs of the Company until July 1996.

         As of December 31, 1997, the Company had borrowed $3,933,000 from GP Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies (see Note 12 to Consolidated Financial Statements), (ii) cash advances from GP Strategies totaling $682,000, and (iii) accrued interest totaling $751,000 at the prime rate. In July 1996, the Company issued 7% convertible notes in the principal amount of $1,000,000 in a private offering; the net proceeds to the Company were $950,000 (See Note 6 to the consolidated financial statements).

         At December 31, 1997, the Company's working capital decreased to $315,000 from $866,000 as of December 31, 1996, primarily as a result of the Company's operating loss. At December 31, 1997, the Company had no additional borrowing capacity available under the GP Strategies Loan Agreement.

         Historically, the Company's revenues, prior to 1994, were derived primarily from the consulting fees and commissions of its subsidiary, NPD
Trading, which had been earned principally on a contingency fee basis. The contingency fee payment structure has affected the Company's liquidity and results of operations because the Company became entitled to payment only upon successful completion of a business venture.

         The Company believes it can satisfy its working capital needs through its operating activities, as a result of reductions to their level of operations and their renewed focus on consulting activities and the sales of medical equipment. There is no assurance, however, that the Company will have sufficient working capital to support operations. In this event, the Company will be forced to further curtail its operations or seek alternate sources of financing.

         The   Company   does  not   manufacture,   and   does  not   anticipate
manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

1997 Compared to 1996

Revenues. In 1997, the Company had revenues of $2,047,000, compared to $1,104,000 in 1996. The increase in revenues from 1997 to 1996 was primarily due to increased consulting revenues, of primarily $840,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic as well as increased sales of medical equipment, partially offset by reduced sales of generic drugs in the Commonwealth of Independent States.

General and Administrative Expenses. The Company's general and administrative expenses decreased by $289,000 in 1997 to $1,385,000 from $1,674,000 in 1996.
The decrease in general and administrative expenses in 1997 was primarily due to reduced consulting, marketing expense and facility costs, partially offset by costs associated with consulting projects.

Net Loss. The Company's net loss decreased to $857,000 for 1997 from $1,498,000 incurred for 1996 due to increased consulting fees and decreased general and administrative expenses, partially offset by increased interest expenses.

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

Recent tax and accounting developments

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement was effective for financial statements issued for periods ending after December 15, 1997 and required restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 did not have a material impact on previously reported EPS data.

         The Financial Accounting standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company does not believe that this statement will have an impact on the 1998 financial statements.

         In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is currently evaluating its exposure to this issue, but believes it does not have significant exposure due to its limited reliance on information technology systems. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's ability to reverse its history of operating losses.

Inflation

         Inflation is not expected to have a significant impact on the Company's business.

Item 8.  Financial Statements and Supplementary Data


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report                                              13

Financial Statements:

         Consolidated Balance Sheets - December 31, 1997 and
           1996                                                           14

         Consolidated Statements of Operations - Years ended
           December 31, 1997, 1996 and 1995                               16

         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) - Years ended December 31,
           1997, 1996 and 1995                                            17

         Consolidated Statements of Cash Flows - Years ended
           December 31, 1997, 1996 and 1995                               18

         Notes to Consolidated Financial Statements                       19

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Drug Company:


We have audited the consolidated balance sheets of American Drug Company and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Drug Company and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                   KPMG Peat Marwick LLP


New York, New York
March 27, 1998

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

             (in thousands, except shares and per share information)


                                                     December 31,   December 31,
                                                        1997            1996
                 ASSETS

Current assets

Cash                                                 $   225         $   586
Accounts receivable, trade, less allowance
 for doubtful accounts of $90 and $60
 in 1997 and 1996                                        139              84
Inventory                                                149             326
Prepaid expenses and other current assets                  1              22
                                                   ---------        --------

Total current assets                                     514           1,018
                                                     -------          ------

Machinery and equipment, at cost                         113             113
Less accumulated depreciation                           (113)           (103)
                                                     -------         -------
                                                                          10

Organization costs
 (net of accumulated amortization
 of $50 and $37 in 1997 and 1996)                                         13

Deferred finance costs
 (net of accumulated amortization
 of $14 and $4 in 1997 and 1996)                          36              46

Other assets                                               2               1
                                                     -------         -------
                                                     $   552         $ 1,088
                                                     =======         =======






        See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)

             (in thousands, except shares and per share information)


                                              December 31,          December 31,
                                                 1997                   1996


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Customers' deposits                                   8                $     28
Accounts payable and accrued expenses               191                     124
                                              ---------              ----------

Total current liabilities                           199                     152
                                              ---------                --------

7% convertible notes                              1,000                   1,000

Long-term debt to GP Strategies                   3,933                   3,739

Stockholders' deficiency

Common stock, authorized 30,000,000 shares,
 par value $.01 per share
 13,020,155 shares issued and outstanding           130                     130
Capital in excess of par value                    1,762                   1,682
Deficit                                          (6,472)                 (5,615)
                                                -------                 -------

Total stockholders' deficiency                   (4,580)                 (3,803)
                                               --------                --------
                                               $    552               $   1,088
                                               ========               =========






        See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (in thousands, except per share information)




                                                      Year Ended December 31,

                                               1997        1996         1995
                                              -------     -------    -------
Revenues
  Sales                                      $   1,123    $    842     $   342
  Consulting fees and commissions
   (including $65, $25 and $45 for 1997,
   1996 and 1995 from an affiliate)                912         262         187
  Investment income                                 12
                                             ---------

Total revenues                                   2,047       1,104         529
                                               -------     -------      ------

Expenses
  Cost of goods sold                               936         496         155
  General and administrative expenses            1,385       1,674       1,690
  Management fee to GP Strategies                  120         120         120
  Interest expense                                 463         312         168
                                             ---------     -------     -------
  Total expenses                                 2,904       2,602       2,133
                                              --------      ------      ------

Net loss                                       $  (857)    $(1,498)    $(1,604)
                                               =======     =======     =======

Basic and diluted loss per share              $  (.07)     $  (.12)    $  (.12)
                                              =======      =======     =======
  Weighted average number of
   shares outstanding                           13,020      13,020      13,020
                                               =======     =======     =======





        See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

                               EQUITY (DEFICIENCY)
                  Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except number of shares)

                                               Shares of                   Capital in                                   Total
                                            Common Stock        Common     Excess of                  Deferred       Stockholders'
                                             Outstanding        Stock      Par Value      Deficit     Compensation     Deficiency


Balance at December 31, 1994                  13,019,601          $130        $1,682      $(2,513)           $(166)       $  (867)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                   (1,604)                         (1,604)
Exercise of warrants                                 554
Amortization of deferred compensation                                                                           84             84
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                  13,020,155           130         1,682       (4,117)             (82)        (2,387)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                   (1,498)                         (1,498)
Amortization of deferred compensation                                                                           82             82
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  13,020,155           130         1,682       (5,615)                         (3,803)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                     (857)                           (857)
------------------------------------------------------------------------------------------------------------------------------------
Deferred compensation                                                             80                                           80
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  13,020,155          $130        $1,762      $(6,472)           $            $(4,580)
------------------------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                           1997          1996          1995

Cash flows used in operations:
Net loss                                                  $  (857)    $(1,498)       $(1,604)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                  33          37             42
Deferred compensation                                          80          82             84

Changes in other operating items:
Accounts receivable                                           (55)         20           (104)
Inventory                                                     177           3           (329)
Prepaid expenses and other assets                              21          29            (39)
Customers' deposits                                           (20)       (208)           236
Accounts payable, accrued expenses
  and accrued interest                                        358          281           230
                                                        ---------   ----------    ----------

Net cash used in operations                                  (263)     (1,254)        (1,484)
                                                         --------     -------        -------

Cash flows from financing activities:
Net proceeds from issuance of 7% convertible notes                        950
Loans from GP Strategies                                                  829          1,495
Repayment of loans from GP Strategies                         (97)
                                                          --------
Net cash (used for) provided by financing activities          (97)      1,779          1,495
                                                          -------     -------         ------

Cash flows from investing activities:
Additions to machinery and equipment                                       (5)            (5)
Increase in other assets                                       (1)
                                                       ----------
Net cash used in investing activities                          (1)         (5)            (5)
                                                       ----------   ---------       --------

Net (decrease) increase in cash                              (361)        520              6
Cash at beginning of period                                   586          66             60
                                                        ---------     -------        -------
Cash at end of period                                     $   225    $    586        $    66
                                                          =======    =========       =======




        See accompanying notes to the consolidated financial statements.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1.       Organization and business

         (a)      Business

                  American Drug Company (the "Company") a 54% owned subsidiary of GP Strategies Corporation, ("GP Strategies") formerly National Patent Development Corporation, performs marketing and sales activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). NPD Trading (USA), Inc. ("NPD Trading"), a wholly-owned subsidiary of the Company, provides consulting services to Western businesses in Russia and Eastern Europe. NPD Trading develops and assists Western businesses to develop investment, manufacturing and trade opportunities and business relationships in Russia, the Czech and Slovak Republics, and other countries of Eastern Europe.

                  The Company's activities have been aimed at the export of American-made generic pharmaceutical (prescription drugs and over-the-counter personal care products) and other medical products and equipment to Russia and the CIS. Among the products currently being sold by the Company are toothpaste, sanitary napkins, antibiotic ointments, vitamins, bandages and medical equipment.


                  At the end of 1997, the Company made the decision to concentrate on the marketing and sales of medical equipment and related products, such as hospital furniture and laboratory supplies and to withdraw from the generic pharmaceutical and over-the-counter (OTC) healthcare product business because of significantly declining sales of generic products. Sales activity with respect to generic drugs will be undertaken solely through the Russian company ZAO (Akorta) (See Note 7).

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

1.       Organization and business (Continued)

         (b)      Concentrations of credit risk

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash and cash equivalents with major banks and financial institutions, and therefore limits its credit exposure. As of December 31, 1997, the Company had uncollateralized receivables due from three retail distributors totaling $74,000, which represent approximately 32% of the Company's trade accounts receivable balance. Credit risk is also manifested in the fact that the Company's sales are concentrated in Russia and the former Eastern bloc countries, and are concentrated in the generic medical and health care industries. Substantially all of the assets and revenues are derived from foreign operations.

         The additions, charges to, and balance of the allowance for doubtful accounts at December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                   Additions
                                       Balance at  Charged to            Balanc
                                        Beginning    Costs &             at End
                                         of Year    Expenses  Deductions of Year
Year ended December 31, 1997
  Allowance for doubtful accounts (a)        $60         $30     $        $90
-----------------------------------------------------------------------------
Year ended December 31, 1996
  Allowance for doubtful accounts (a)        $20         $40     $        $60
-----------------------------------------------------------------------------
Year ended December 31, 1995
  Allowance for doubtful accounts (a)                    $20     $        $20
-----------------------------------------------------------------------------

(a) Deducted from related asset on Balance Sheet.

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

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

2.       Summary of significant accounting policies (Continued)

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

         (c)      Inventories

                  Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. At December 31, 1997 and 1996, the Company had a reserve for slow moving inventory of $170,000 and $70,000, respectively.

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

         (e)      Organization and deferred finance costs

                  The Company capitalized costs relating to the organization of the Company which are being amortized over a period of three years. The Company also capitalized costs incurred to obtain long-term debt financing. Such costs are amortized on a straight line basis over the term of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

2.       Summary of significant accounting policies (Continued)

         (f)      Income taxes

                  Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         (j)      Financial instruments

                  The carrying amounts of financial instruments including cash, trade accounts receivable and trade accounts payable approximated fair value as of December 31, 1997 because of the relatively short maturity of these instruments. The carrying amount of long-term debt to GP Strategies approximated fair value because interest is charged at market rates. In addition, the carrying value of the 7% Convertible Notes (See
                  Note 6) approximated fair value because of the conversion feature.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

2.       Summary of significant accounting policies (Continued)

         (k)      Stock option plan

                  In 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)      Earnings per share

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 1997, 1996 and 1995 the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

3.       Liquidity

         The Company has incurred losses since inception, and at December 31, 1997 had a capital deficiency of $4,580,000. At December 31, 1997, the Company had $225,000 of cash. The Company's cash position is the result of issuance of 7% Convertible Notes in July 1996, which generated net proceeds of $950,000 (See Note 6), as well as $840,000 in the form of a success fee from ICF Kaiser International. As of December 31, 1997, the Company had borrowed $3,933,000 from GP Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies (see Note 12), (ii) cash advances from GP Strategies totaling $682,000, and (iii) accrued interest of $751,000 at the prime rate. The Company believes it can satisfy its working capital needs through its operating activities, as a result of reductions to their level of operations and their renewed focus on consulting activities and the sales of medical equipment. There is no assurance, however, that the Company will have sufficient working capital to support operations. In this event, the Company will be forced to further curtail its operations or seek alternate sources of financing.

4.       Pensions

         The Company's employees are included in the GP Strategies 401(K) pension plan. The Company pays its allocable share of costs as they accrue. Such costs, including administrative expenses and the employer's contributions, amounted to approximately $13,000, $13,000 and $10,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.       Machinery and equipment

         Major classes of machinery and equipment consist of the following (in thousands):

                                                  December 31,        Estimated
                                              1997          1996    useful lives
                                              ----          ----    ------------

         Machinery and equipment            $     16      $    16       3 years
         Furniture and fixtures                   97           97       5 years
                                             -------      -------
                                                 113          113

         Less accumulated depreciation          (113)        (103)
                                            $             $    10
                                           =========      =======

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $10,000, $17,000 and $26,000, respectively.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

6.       Long-term debt

         In July 1996, the Company issued convertible notes (the "Notes") in the principal amount of $1,000,000 in a private offering (the "Offering"). The Company received net proceeds of $950,000 from the Offering. The Notes mature on June 30, 2001, bear interest at the rate of 7% per annum, and are convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, GP Strategies issued warrants to purchase an aggregate of 82,306 shares of GP Strategies common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

         The Company and GP Strategies have agreed that (i) if the Notes are used to exercise the warrants prior to a default on the Notes, GP Strategies will receive from the Company, in exchange for the Notes, shares of the Company's common stock at a price equal to 60% of its then current market value, and (ii) if the Notes are used to exercise the warrants after a default on the Notes, GP Strategies will receive from the Company, in exchange for the Notes shares of the Company's common stock at a price equal to 25% of its then current market value.

         On March 17, 1998, the Company was informed by holders of $500,000 of the Company's convertible notes that they had converted $500,000 of its notes into 41,153 shares of GP Strategies common stock.

7.       Transactions with affiliates

         Transactions with GP Strategies and its subsidiaries, other than loans and capital contributions received, as disclosed elsewhere in the financial statements, during the years ended December 31, 1997, 1996, and 1995 are summarized below (in thousands):

                                                          December 31,
                                              ---------------------------------
                                              1997          1996          1995
                                              ----          ----          ----

         Consulting fees from affiliate       $  65        $  25         $   45
                                              =====        =====         ======

         Transactions with GP Strategies
                  Management fees   $120       $120         $120
                  Interest expense  291         277          168

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

7.       Transactions with affiliates (Continued)

         Since inception, the Company has been financed by GP Strategies, by means of capital contributions, short-term non-interest bearing advances and currently long-term interest bearing obligations. The Company received $2,500,000 under its $2,500,000 loan agreement with GP Strategies, plus additional funding totaling $682,000 through December 31, 1997 (See Note 12). Accrued interest on this loan amounts to $751,000 at December 31, 1997. During the first quarter of 1994, GP Strategies issued options valued at $125,000 to the Company's Chairman, who is also the President of GP Strategies, to acquire 250,000 shares of the Company's common stock owned by GP Strategies. This issuance, which was in consideration of services rendered and to be rendered on behalf of the Company, has been recorded by the Company as a contribution by GP Strategies to the Company's capital in excess of par value, and as deferred compensation.

         The management fee charged to the Company by GP Strategies covers services provided by GP Strategies such as management, legal, tax, accounting, insurance and employee benefit administration services.

         The Company provided services to GSE Systems, Inc. (GSES), an affiliate of GP Strategies, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from this affiliate amounted to $65,000, $25,000 and $45,000, respectively, for the years ended December 31, 1997, 1996, and 1995.

         In 1994 the Company commenced paying $150,000 annually as compensation to an officer of GP Strategies, in view of the additional time allocated by this officer to the Company.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

7.       Transactions with affiliates (Continued)

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, accounting, insurance and employee benefit administration services. The Company has agreed to pay GP Strategies a fee of $10,000 per month during the first year of the agreement, and to negotiate with GP Strategies a mutually agreeable fee thereafter. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 1997 and 1998.

         During 1997, certain employees of the Company established a Russian company named ZAO (Akorta) ("Akorta"). Subsequent to year end such individuals ceased to be employees of the Company. Sales to Akorta during 1997 were $63,000. In addition, Akorta operates a warehouse at which $122,000 of inventory is stored at December 31, 1997.

8.       Income taxes

         On August 5, 1994, GP Strategies made a distribution of the Company's common stock to shareholders of GP Strategies. As a result, on that date, the Company ceased to be included in GP Strategies' consolidated Federal income tax return, as its equity interest in the Company fell below 80%. For periods subsequent to August 5, 1994, the Company files its own consolidated Federal income tax return, including its wholly-owned subsidiary.

         The Company's tax net operating loss for the first eight months of 1994 was included in the consolidated Federal income tax return of GP Strategies, as was the Company's loss for 1993. The policy of GP Strategies is to allocate a portion of the Federal tax liability, if any, of the consolidated group to the various subsidiaries.

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

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

8.       Income taxes (Continued)

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has determined, based upon the Company's history of operating losses, that 100% valuation reserves are required as of December 31, 1997 and 1996.

         As of December 31, 1997 and 1996, the Company had approximately $1,700,000 and $1,417,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):


                                                   December 31,     December 31,
                                                      1997             1996
         Deferred tax assets

         Organization costs                       $       7         $       6
         Allowance for doubtful accounts                 34                23
         Net operating loss carryforwards             1,525             1,287
         Machinery and equipment                          9                 6
         Deferred compensation                          125                95
                                                     -------           -------
                                                      1,700             1,417

         Deferred tax liabilities
         Net deferred tax assets                      1,700             1,417

         Valuation allowance                         (1,700)           (1,417)
                                                    -------         ---------

         Net deferred tax assets after
          valuation allowance                      $                  $
                                                   ==========         ========

         The change in the valuation allowance for the years ended December 31, 1997 and 1996 amounted to an increase of $283,000 and $557,000, respectively, primarily attributable to the net operating losses.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

8.       Income taxes (Continued)

         From January 29, 1990 through August 5, 1994, the Company reported approximately $2,100,000 in net operating losses in GP Strategies' consolidated Federal Income Tax Return. As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $263,000 of net operating loss carryforwards expiring between 2005 and 2008 are allocable to the Company upon ceasing to be a member of GP Strategies' consolidated return group. As agreed between GP Strategies and the Company, GP Strategies will not compensate the Company for any use by the GP Strategies Group of the net operating losses of the Company.

         For periods subsequent to August 5, 1994, and through the year ended December 31, 1996, the Company had net operating losses of approximately $3,124,000, which expire in years 2009 through 2011. For the year ended December 31, 1997, the Company had a net operating loss of approximately $626,000, which expires in the year 2012. At December 31, 1997, the Company has total net operating loss carryforwards of approximately $4,013,000. The loss carryforwards expire at various dates from 2005 through 2012, as reflected above.

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

         These options, which are non-transferable, expire by their terms in January 2004 or on such earlier date as the Chairman shall cease to render services to the Company. In addition, the Chairman, who is the President of GP Strategies, has been granted options to purchase an additional 250,000 shares of Common Stock from GP Strategies, pursuant to the GP Strategies American Drug Company Stock Option Plan, on the same terms and subject to the same conditions as those granted to him by the Company. The consulting agreement may be renewed at the option of the Company for successive one year periods. The consulting agreement has been renewed for an additional one year term with no additional compensation. The Company has valued these services at $80,000 for the year ended December 31, 1997 and has recorded it as deferred compensation expense.

         The Company believes the estimated fair value of the services of the Chairman for the initial three year period beginning January 1, 1994 to be approximately $250,000. The Company has estimated the intrinsic fair value of the options granted to the Chairman by the Company and by GP Strategies to be approximately $250,000 in the aggregate. Such amount, which includes the $125,000 reflected as a capital contribution from GP Strategies (see Note 7), has been recorded as deferred compensation and as capital in excess of par value. The deferred compensation is being amortized over the three year vesting period of the options. Amortization for the years ended December 31, 1996 and 1995 amounted to $82,000 and $84,000, respectively, and is included in general and administrative expenses. The unamortized balance of deferred compensation was reflected as a deduction from stockholders' equity.

10.      Major customers and customers' deposits

         Several customers each accounted for more than 10% of the Company's revenues as follows:

         1997  Two   customers   accounted   for  41%  and  27  %  of  revenues,
         respectively. 1996 One customer accounted for 18% of revenue. 1995 Two customers accounted for 15% and 10% of revenues, respectively.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

10.      Major customers and customers' deposits (Continued)

         Of the aforementioned customers, GSES, an affiliate of GP Strategies, accounted for 3%, 2% and 9%, respectively, of revenue in 1997, 1996 and 1995.

         Export  sales  represented  approximately   $1,123,000,   $842,000  and
         $342,000 of the Company's revenues in 1997, 1996 and 1995.

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

         At December 31, 1997, the per share weighted-average fair value of stock options granted during 1996 was $.40, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 105.6%, and an expected life of 5 years. There were no stock options granted during the year ended December 31, 1997.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      1997               1996
                                                      ----               ----

         Net loss              As reported           $(857)            $(1,498)
                               Pro forma              (869)             (1,510)

         Basic and diluted
          loss per share       As reported            (.07)               (.12)
                               Pro forma              (.07)               (.12)

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

11.      Stock options and warrants (Continued)

         Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock option activity during the periods indicated is as follows:

                                                 Number of      Weighted-Average
                                                   Shares        Exercise Price

         Balance at December 31, 1994            1,620,000          $ .50

                  Granted
                  Exercised
                  Forfeited                        110,000            .50
                  Expired
         Balance at December 31, 1995            1,510,000            .50

                  Granted                           90,000            .50
                  Exercised
                  Forfeited
                  Expired
         Balance at December 31, 1996            1,600,000            .50

                  Granted
                  Exercised
                  Forfeited
                  Expired                           60,000            .50
                                               -------------       ------
         Balance at December 31, 1997            1,540,000            .50
                                               ===========         ======

         At December 31, 1997 and 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.50 and $.50 and 3 years and 4 years, respectively.

         At December 31, 1997, 1996 and 1995, the number of options exercisable was 1,509,996, 1,539,999 and 1,006,652, respectively, and the weighted-average exercise price of those options was $.50, $.50 and $.50, respectively.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

11.      Stock options and warrants (Continued)

         (b)      Warrants to purchase common stock

         In August 1994, GP Strategies entered into a Transfer and Distribution Agreement with the Company whereby GP Strategies transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50% owned joint ventures in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to GP Strategies
         (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to GP Strategies stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to GP Strategies stockholders. Each warrant was initially exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1998 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances. The Distribution was at the rate of one share plus one warrant to purchase one share of common stock for every four then outstanding shares of common stock of GP Strategies. Upon completion of the Distribution, the Company became a separate public company from GP Strategies and NPD Trading became a wholly-owned subsidiary of the Company.

         In connection with the Distribution, 6,017,775 warrants were issued to shareholders of GP Strategies. Since August 1994, 2,380 warrants were exercised. At December 31, 1997, there were 6,015,395 shares reserved for issuance to permit the exercise in full of all outstanding warrants.

         The Company has the right to cancel the warrants if the closing price of the Company's common stock as quoted by the OTC Bulletin Board during any ten consecutive trading days shall equal or exceed $1.00 per share.

12.      Loans and advances from GP Strategies

         In August 1994, GP Strategies entered into a $2.5 million loan agreement with NPD Trading, under which GP Strategies would fund the loan with either securities or cash, at its option. NPD Trading purchased GP Strategies common stock from time to time by issuing a note to GP Strategies (the "Note"). At December 31, 1997, the Company had borrowed the full $2,500,000 under its loan agreement with GP Strategies and therefore had no remaining borrowing availability under this agreement. During 1997, GP Strategies advanced additional funds to the Company, and the total amount due to GP Strategies, including accrued interest of $751,000, totaled $3,933,000 at December 31, 1997. Such amount is due on August 5, 1999.

                      AMERICAN DRUG COMPANY AND SUBSIDIARY

13.      Commitments and contingencies

         The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates through 1998 and, in some cases, contain options to extend their terms.

         Minimum rentals under long-term operating leases are as follows:

                                   Real          Machinery &
         (in thousands)        property            equipment         Total
         1998                       $22                   $2           $24

         During 1997, 1996 and 1995, the Company incurred $158,000, $164,000 and
$207,000, respectively, of rental expenses.

Item 9.  Changes in and Disagreements with Accountants and
                  Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Management

Directors and Executive Officers

The following table sets forth certain information concerning directors and executive officers of the Company.

Name                            Age          Position

Martin M. Pollak                70           Chief Executive Officer,
                                             President and Director

Jerome I. Feldman               69           Chairman of the Board

Scott N. Greenberg              41           Chief Financial Officer

Donald J. Hasfurther            48           Vice President - Washington

Sergey Efuni, M.D., Ph. D.      37           Managing Director - Moscow

Edward Dunay                    71           Director

John D. Scanlan                 69           Director

Arthur T. Downey                59           Director

Martin M. Pollak. Mr. Pollak serves as Chief Executive Officer, President and a director of the Company and has served as Executive Vice President, Treasurer and a director of GP Strategies, the company which he co-founded, since 1959. He has been involved in business in Eastern Europe and the Soviet Union for over 30 years. He has been a director of Interferon Sciences, Inc. since 1981 and Chairman of the Board from 1981 to 1996; a director of GTS Duratek, Inc. from 1983 to 1996; a director of General Physics Corporation since 1987 and Chairman of the Board since 1988; and Chairman of the Board of SGLG, Inc. since 1991. He has complemented his business activities by chairing the U.S. section of the U.S.-Czech and Slovak Economic Council for the past eight years and has been a trustee on the Board of Trustees of the Worcester Foundation for Experimental Biology and was a director of Brandon Systems Corporation from 1986 to 1996.

Jerome I. Feldman. Mr. Feldman serves as Chairman of the Board of, and a consultant to the Company and has served as President and Chief Executive Officer of GP Strategies, the company which he co-founded, since 1959. He has been a director since 1981 and Chairman of the Executive Committee of Interferon Sciences, Inc. from 1981 to 1996; a director of GTS Duratek, Inc. from 1981 to 1996; Chairman of the Executive Committee since 1988 and Chief Executive Officer since 1994 and a director of General Physics Corporation since 1987; and Chairman of the Executive Committee and a director of SGLG, Inc. since 1991. Mr. Feldman also serves as Trustee of the New England Colleges Fund and of Bard College.

Scott N. Greenberg. Mr. Greenberg has been the Company's Chief Financial Officer since its inception. He has been Vice President and Chief Financial Officer of GP Strategies since 1989, a director since 1987 ; a director of General Physics Corporation since 1987; a director of SGLG, Inc. since 1991; and a director of Interferon Sciences, Inc. since 1996.

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

         The Company's Board of Directors contains three independent members. The Board of Directors held two meetings in 1997, at which all of the directors attended at least 75% of the meetings. All members hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Executive officers serve at the pleasure of the Board of Directors.

Committees of the Board of Directors

         The Compensation Committee consists of Messrs. Pollak and Feldman. The Compensation Committee reviews and recommends remuneration arrangements for executive officers and for members of the Board of Directors, adopts compensation plans in which officers and directors are eligible to participate and grants stock options under the Company's Stock Option Plan. During 1997, Messrs. Pollak and Feldman participated in deliberations of the Board of Directors concerning compensation of executive officers.

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

         Mr. Pollak's Employment Agreement provides that his employment will terminate upon his death, physical or mental disability or retirement, and permits the Company to terminate his employment "for cause" (i.e., he fails to perform required duties or engages in gross misconduct). In addition, Mr. Pollak may voluntarily terminate his employment "for good reason" which involves his good faith determination that due to a "change in control" of the Company, he is not able to effectively discharge his duties. A "change in control" includes (i) the acquisition of beneficial ownership of 30% or more of the Company's voting securities by any person other than Mr. Pollak or GP Strategies, or (ii) certain changes in the composition of the Board of Directors of the Company.

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

Consulting Agreements

        As of January 1, 1994, the Company entered into a consulting agreement with its Chairman of the Board, Jerome I. Feldman. Pursuant to the agreement, Mr. Feldman will serve as a consultant to the Company for a period of three years. The Consulting Agreement was renewed by the Company for an additional one year term, with no additional compensation to be paid to Mr. Feldman. In connection with services rendered and to be rendered by Mr. Feldman to the Company, which the Company values at approximately $250,000, and in lieu of consulting fees or other payments, Mr. Feldman was granted options to purchase
(i) an aggregate of 250,000 shares of Common Stock under the Company's Stock Option Plan at an exercise price per share of $.50, which options vest in equal installments over a three year period which commenced on August 5, 1994 and (ii) an additional 250,000 shares of Common Stock from GP Strategies, pursuant to the GP Strategies American Drug Company Stock Option Plan, on the same terms as those granted to him by the Company. All such options will expire by their terms in January 2004 or on such earlier date as Mr. Feldman shall cease to render services to the Company. They are non-transferable by him. Mr.
Feldman's consulting agreement may be renewed at the option of the Company for successive one year periods.

Item 11. Executive Compensation

        The following table and notes sets forth information concerning the compensation paid or awarded to the Chief Executive Officer for 1997:


                           SUMMARY COMPENSATION TABLE

                                    Annual
                                 Compensation
                                                       Long Term      All Other
Name and Principal                 Salary   Bonus       Awards     Compensation
Position              Year           ($)     ($)       Options         ($)
--------------------------------------------------------------------------------
Martin M. Pollak      1997     322,613(1)    -0-         -0-         3,800(2)
President and Chief   1996     310,731(1)    -0-         -0-         3,500(2)
Executive Officer     1995     314,376(1)    -0-         -0-         3,500(2)

Donald Hasfurther     1997     108,976      15,000       -0-         3,102(3)
Vice President        1996      98,335       -0-         -0-         2,792(3)
                      1995      95,400       -0-         -0-         2,733(3)

(1) For 1995, 1996 and 1997, $150,000, or approximately 50%, of Mr. Pollak's compensation was paid by GP Strategies, as a consequence of his service to both companies. See "Management - Employment Agreement."

(2) Constitutes matching contributions made by GP Strategies and the Company equally on behalf of Mr. Pollak pursuant to GP Strategies' 401(k) Savings Plan which became effective on March 1, 1992.

(3) Includes $2,180, $1,967 and $1,908 for 1997, 1996 and 1995, respectively, as a matching contribution by the Company to the 401(k) Savings Plan, $922, $825 and $825 for 1997, 1996 and 1995, respectively, for Group Term Life Insurance paid by the Company.

The following table and notes set forth information for the named executive officers regarding the exercise of stock options during 1997 and unexercised options held at the end of 1997.





                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1997
                           AND YEAR-END OPTION VALUES


                                                       Number of
                                                       Unexercised       Value of Unexercised
                                                       Options at      In-the-Money Options
                                                       December 31,
                                                         1997 (#)      at December 31, 1997 ($)
                    Shares Acquired                    Exercisable/    Exercisable/
Name(#)(1)            on Exercise    Value Realized($) Unexercisable   Unexercisable (2)
-------------------------------------------------------------------------------------------------
Martin M. Pollak          -0-               -0-         500,000/-0-           -0-
Donald Hasfurther         -0-               -0-         100,000/-0-           -0-



(1) None of the named executive officers exercised any stock options during 1997.

(2) Calculated based on the closing price of the Common Stock ($.08) as reported by the OTC Bulletin Board on December 31, 1997. The exercise price of such option is $.50.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of March 2, 1998, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and
(d) all officers and directors of the Company as a group.

                                            Beneficial Ownership

                                          Number of       Percentage
         Name and Address              Common Shares     of Class (1)
         ----------------              -------------     ------------

GP Strategies Corporation (2)          6,971,750             53.5%

Martin M. Pollak (3)(6)(7)(8)          7,564,322             55.9

Jerome I. Feldman (4)(6)(7)(8)         7,566,386             57.0

Scott N. Greenberg (5)(6)                 79,150                *

Donald J. Hasfurther (5)(6)              100,000                *

Edward Dunay (5)(9)                       50,000                *

John D. Scanlan (5)(9)                    50,000                *

Arthur T. Downey (5)(9)                   33,330                *

Sergey Efuni, MD, Ph.D.                   20,000                *

All directors and officers
as a group (8 persons)                 1,519,688             10.8

* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) Based upon 13,020,155 shares of Common Stock outstanding as well as options outstanding as of March 2, 1998.

(2) GP Strategies has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions - GP Strategies' Capital Stock Interest."

(3) Includes (i) 6,971,750 shares of Common Stock beneficially owned by GP Strategies, (ii) 85,204 shares of Common Stock held by Mr. Pollak, (iii) 5,751 shares of Common Stock held by Mr. Pollak's wife (iv) 1,617, shares of Common Stock for a foundation of which Mr. Pollak is a trustee and (v) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Pollak. Mr. Pollak disclaims beneficial ownership of the shares owned by GP Strategies and his wife.

(4) Includes (i) 6,971,750 shares of Common Stock beneficially owned by GP Strategies, (ii) 93,463 shares of Common Stock held by Mr. Feldman (iii), 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by GP Strategies and his family.

(5) Includes 4,150 shares of Common Stock held by Mr. Greenberg and 75,000, 100,000, 50,000, 50,000 and 33,330 shares each for Messrs. Greenberg, Hasfurther, Dunay, Scanlan and Downey, respectively, issuable upon exercise of currently exercisable stock options.

(6) Of the directors and executive officers of the Company, the following beneficially own the number of shares of common stock of GP Strategies indicated: Scott N. Greenberg (116,857, of which 60,875 shares are issuable upon exercise of currently exercisable stock options and 49,950 shares which he has the right to acquire through the conversion of shares of GP Strategies Class B Capital Stock into shares of common stock) (1.1%) and Donald J. Hasfurther (500 shares, all of which are issuable upon exercise of currently exercisable stock options). Martin M. Pollak and Jerome I. Feldman beneficially own 792,405 (7.0%) and 789,967 (6.9%) shares of GP Strategies Common Stock, respectively, which include (i) currently exercisable options to purchase 335,917 and 333,417 shares of common stock, respectively; (ii) options held by each to purchase 356,150 shares of Class B Capital Stock which are convertible into shares of GP Strategies Common Stock on a one-for-one basis; and (iii) 31,250 shares of Class B Capital Stock beneficially held by each, which are convertible into shares of GP Strategies Common Stock on a one-for-one basis. Also included are 1,618 shares for a foundation of which Mr. Pollak is a trustee. Mr. Pollak disclaims beneficial ownership of 5,752 shares held by his wife which are also included. Mr. Feldman disclaims beneficial ownership of the 1,173 shares held by his wife and children which are also included. All directors and executive officers of the Company (exclusive of Messrs. Pollak and Feldman) as a group beneficially own 117,357 shares of common stock of GP Strategies, of which 111,325 shares are issuable upon exercise of currently exercisable stock options.
All of such persons have sole voting and investment power as to all shares except as indicated.

(7)      Member of the Executive Committee.

(8)      Member of the Compensation Committee.

(9)      Member of the Audit Committee.

Item 13. Certain Relationships and Related Transactions

Management Services Agreement

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies, which agreement was automatically extended for an additional one year period. The services to be provided by GP Strategies include management, legal, tax, accounting, insurance and employee benefit administrative services. The Company paid $10,000 per month to GP Strategies in 1997. The Company believes that the terms of this agreement are comparable to those available from unaffiliated third parties. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing that the Agreement is terminated. In such event, the Company will be required to hire additional employees to perform these services or to contract with third parties to do so.

Loans and Advances from GP Strategies

         As of December 31, 1997, the Company's long-term indebtedness to GP Strategies totaled $3,933,000. The indebtedness was comprised of (i) $2.5 million pursuant to a $2.5 million loan agreement with GP Strategies(see Note 12 to Consolidated Financial Statements), (ii) cash advances from GP Strategies totaling $682,000, and (iii) accrued interest at the prime rate of $751,000. These proceeds were used to fund the Company's working capital needs. At December 31, 1997, the Company had no additional borrowing capacity available under its GP Strategies Loan Agreement. Principal and accrued interest pursuant to such agreement is due on August 5, 1999.

         In July 1996, the Company issued a convertible note (the "Note") in the principal amount of $1,000,000 in a private offering (the "Offering") (See Note 6 to Consolidated Financial Statements). The Company received net proceeds of $950,000 from the Offering. The Note matures on June 30, 2001, bears interest at the rate of 7% per annum, and is convertible into shares of common stock of the Company at a conversion price of $.25 per share. In connection with the Offering, GP Strategies issued warrants to purchase an aggregate of 82,306 shares of GP Strategies Common Stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Note. In the event that the closing price of the common stock of the Company is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of the Company, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

         The Company and GP Strategies have agreed that (i) if the Notes are used to exercise the warrants prior to a default on the Notes, GP Strategies will receive from the Company, in exchange for the Notes shares of the Company's common stock at a price equal to 60% of its then current market value, and (ii) if the Notes are used to exercise the warrants after a default on the Notes, GP Strategies will receive from the Company, in exchange for the Notes shares of the Company's Common Stock at a price equal to 25% of its then current market value.

GP Strategies' Capital Stock Interest

         Upon completion of the Distribution, GP Strategies held approximately 6,990,900 shares of Common Stock, representing approximately 54% of the Common Stock issued and outstanding on August 5, 1994 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GP Strategies has entered into a Voting Agreement pursuant to which it has agreed that, for a period of three years from August 5, 1994 it will vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GP Strategies; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. GP Strategies, nevertheless, will be able to influence substantially the affairs of the Company. See "Principal Stockholders." The Company has extended the Voting Agreement for another two years through August 5, 1999.

Certain Employment Matters

         Several officers and directors of the Company also render services to GP Strategies. Mr. Martin M. Pollak, President, Chief Executive Officer and a director of the Company, is Executive Vice President, Treasurer and a director of GP Strategies. Mr. Jerome I. Feldman, Chairman of the Board of, and consultant to the Company, serves as President, Chief Executive Officer and a director of GP Strategies. Finally, Mr. Scott N. Greenberg, the Company's Chief Financial Officer serves as Vice President and Chief Financial Officer and a director of GP Strategies. See "Management."

Tax Allocation Agreement

         In connection with the Distribution, GP Strategies and the Company have entered into a tax allocation agreement, dated as of August 5, 1994, which, among other things, provides for the allocation between GP Strategies and the Company of (i) responsibility for the preparation and filing of tax returns and the payment of tax liabilities and (ii) entitlement to tax refunds.

         In general, the tax allocation agreement provides that GP Strategies will indemnify and hold harmless the Company and its present and future affiliates, including NPD Trading (collectively, the "ADC Group") against tax liabilities of GP Strategies or any of its affiliates or subsidiaries that is not a member of the ADC Group (the "GP Strategies Group") and (ii) all federal income tax liabilities of the ADC Group, except deferred tax liabilities as recorded under generally accepted accounting principals, until August 5, 1994. The Company will indemnify and hold GP Strategies harmless against (i) all federal income tax liabilities of the ADC Group for all periods after August 5, 1994 and (ii) all tax liabilities of the ADC Group other than federal income tax liabilities.

         From January 29, 1990 through August 5, 1994, the Company reported approximately $2,100,000 in net operating losses in GP Strategies' consolidated Federal Income Tax Return. As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $263,000 of net operating loss carryforwards are allowable to the Company upon ceasing to be a member of GP Strategies' consolidated return group. As agreed between GP Strategies and the Company, GP Strategies will not compensate the Company for any use by the GP Strategies Group of the net operating losses of the Company.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:
                                                                          Page

         Independent Auditors' Report........................................13

         Financial Statements:

         Consolidated Balance Sheets -
         December 31, 1997 and 1996..........................................14

         Consolidated Statements of
         Operations - Years ended
         December 31, 1997, 1996 and 1995....................................16

         Consolidated Statements of Changes in
         Stockholders' Equity (Deficiency)- Years
         ended December 31, 1997, 1996 and 1995..............................17

         Consolidated Statements of Cash Flows
         Years ended December 31, 1997, 1996 and 1995........................18

         Notes to Consolidated Financial Statements..........................19

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

                                            AMERICAN DRUG COMPANY

                                             Martin M. Pollak, President
                                              and Chief Executive Officer

Dated:   March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title


Martin M. Pollak          President, Chief Executive Officer and Director
                          (Principal Executive and Operating Officer)

Jerome I. Feldman         Chairman of the Board


Scott N. Greenberg        Chief Financial Officer and
                          (Principal Financial and Accounting Officer)

Edward Dunay              Director

                                INDEX TO EXHIBITS


Exhibit No.                Document                                       Page
-----------                                                      ----


3              Amended Certificate of Incorporation of the Registrant.
               Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

3.1            By-laws of the Registrant. Incorporated herein by reference to
               Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10. 1994 Stock Option Plan of the Registrant. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.1 Transfer and Distribution Agreement. Incorporated herein by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.2 Management Services Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 filed on July 22,1994, Registration Statement No. 33-78252.

10.3           Employment Agreement, dated as of January 1, 1994, between Martin
               M. Pollak and the Registrant. Incorporated herein by reference to
               Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.4           Consulting Agreement, dated as of January 1, 1994, between Jerome
               I. Feldman and the Registrant. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.5           Form of Generic Pharmaceutical Products Supply Agreement.
               Incorporated herein by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.6 Form of Warrant Agreement, dated as of August 5, 1994, between the Registrant, The Harris Trust Company of New York, as Warrant Agent, and the holder of Warrants from time to time. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.7 Tax Allocation Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.8 Voting Agreement, dated as of August 5, 1994, from GP Strategies Corporation to the Registrant. Incorporated herein by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.9 Stock Purchase and Loan Agreement, dated as of August 5, 1994 between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.10          Form of 7% Convertible Note due 2001 of the Registrant.
               Incorporated herein by Reference to Exhibit 4.1 of the Registrant's Form 10-Q for the second quarter ended June 30, 1996.

21.            Subsidiaries.