Form 10-Q
period 1998-03-31
AMERICAN DRUG CO
filed 1998-05-15
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1998

                                                     or

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

                  Yes      X                                No

Number of shares outstanding of each of issuer's classes of common stock as of May 6, 1998:


         Common Stock                                    13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets-
              March 31, 1998 and December 31, 1997                            1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 1998 and 1997                      3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997                      4

            Notes to Consolidated Condensed Financial
              Statements                                                      5

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6

            Qualification Relating to Financial Information                   9

Part II.    Other Information                                                10

            Signatures                                                       11

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                             March 31,           December 31,
                                              1998                    1997
     ASSETS                                 (unaudited)                *
Current assets

Cash and cash equivalents                      $    127            $    225
Accounts receivable, trade                          130                 139
Inventory (finished goods)                           98                 149
Prepaid expenses and other current assets             1                   1
                                              ---------           ---------

Total current assets                                356                 514
                                               --------             -------

Property, plant and equipment, at cost              113                 113
Less accumulated depreciation                      (113)               (113)
                                              ---------             -------


Other assets                                        151                  38
                                             ----------           ---------
                                              $     507              $  552
                                              =========              ======




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                         March 31,  December 31,
                                                            1998         1997
LIABILITIES AND STOCKHOLDERS' EQUITY                    (unaudited)       *

Current liabilities

Customers' deposits                                             23     $      8
Accounts payable and accrued expenses                           23          191
                                                         ---------     --------
Total current liabilities                                       46          199
                                                         ---------     --------

7% convertible notes                                           500        1,000
                                                          --------      -------

Long-term debt and other obligations to GP Strategies        4,608        3,933
                                                           -------      -------

Stockholders' equity (deficiency)

Common stock                                                   130          130
Capital in excess of par value                               2,092        1,762
Deficit                                                     (6,869)      (6,472)
                                                          --------     --------

Total stockholders' deficiency                              (4,647)      (4,580)
                                                          --------     --------
                                                         $     507    $     552
                                                         =========    =========




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                        Three months ended
                                                            March 31,
                                                  1998                    1997
                                               --------                -------
 Revenues
  Sales                                      $     142                  $   69
  Consulting fees and commissions                   25                     107
                                             ---------                 -------
Total revenues                                     167                     176
                                             ---------                 -------

Expenses
  Cost of goods sold                               121                      58
  General & administrative expenses                232                     367
  Management fee to GP Strategies                   30                      30
  Interest expense                                  92                      91
                                             ---------               ---------
  Total expenses                                   475                     546
                                             ---------                --------

Loss before extraordinary item                    (308)                   (370)
Extraordinary item
 Early extinguishment of debt                      (89)

Net loss                                      $   (397)                $  (370)
                                              --------                 -------

Basic and diluted loss per share, before
 extraordinary item                           $   (.02)                $  (.03)

Basic and diluted loss per share                  (.03)                   (.03)
                                               --------                 -------

Weighted average shares outstanding             13,020                  13,020
                                               =======                 =======



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)
                                                        Three months
                                                       ended March 31,
                                                     1998         1997
Cash flows from operations:
Net loss                                          $  (397)     $  (370)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Loss from extinguishment of debt                       89
Depreciation and amortization                           2            9
Changes in other operating items:
Accounts receivable, trade                              9         (100)
Inventory                                              51          (19)
Prepaid expenses                                                    (6)
Customers' deposits, accounts payable
 and other                                            (27)         (42)
                                                ---------      -------

Net cash used in operations                          (273)        (528)
                                                 --------       ------

Cash flows from investing activities:
Additions to other assets                                           (1)
Net cash used in investing activities                               (1)

Cash flows from financing activities:
Loans from GP Strategies                              175          165
                                                ---------      -------
Net cash provided by financing activities             175          165
                                                ---------      -------

Net decrease in cash                                  (98)        (364)
Cash at beginning of period                           225          586
                                                ---------      -------
Cash at end of period                            $    127      $   222
                                                 ========      =======



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Earnings per share

         In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), as required, and restated the previously reported earnings per share in conformity with SFAS 128.

2.       Long-term debt and subsequent event

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into 82,306 shares of GP Strategies Corporation ("GP Strategies") common stock. In accordance with the terms of the original agreement the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes, shares of the Company's common stock at a price equal to 60% of its then current market value.

         On April 30, l998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock, the Company would assign to GP Strategies its expected future payments in the amount of approximately $1,000,000 from ICF Kaiser International as a success fee in connection with the completion of the Company's consulting project in the Czech Republic, which is anticipated to be completed in l999.

3.       Liquidity

         The Company has incurred losses since inception, and at March 31, 1998 had a capital deficiency of $4,647,000. At March 31, 1998, the Company had $127,000 of cash. As of March 31, 1998, the Company had borrowed $4,108,000 from GP Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies, (ii) cash advances from GP Strategies totaling $783,000, and (iii) accrued interest of $825,000 at the prime rate. In addition, as a result of the conversion of $500,000 of the 7% convertible notes and the amendment of the agreement with GP Strategies (See
Note 2), the Company has recorded a $500,000 obligation to GP Strategies, representing their requirement to remit to GP Strategies the first $500,000 of proceeds expected to be received from ICF Kaiser International in relation to a contingent success fee. The Company believes it can satisfy its working capital needs through its operating activities, as a result of reductions to their level of operations and their renewed focus on consulting activities and the sales of medical equipment. There is no assurance, however, that the Company will have sufficient working capital to support operations. In this event, the Company will be forced to further curtail its operations or seek alternate sources of financing.

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

         At the end of 1997, the Company made the decision to concentrate on consulting and the marketing and sales of medical equipment and related products, such as hospital furniture and laboratory supplies and to withdraw from the generic pharmaceutical and over-the-counter (OTC) healthcare product business because of significantly declining sales of generic products. Sales activity with respect to generic drugs will be undertaken solely through the Russian company Akorta. The Company established a relationship with Akorta to provide support for the importation, clearance and sales of its products. Akorta has the legal authority to sell products for Russian rubles and transfer those funds, in dollars, to the Company in the United states. Akorta is a private company owned by former employees of the Company's Moscow office. In the short-term, the Company will sell its existing inventory of generic products in Moscow warehouses through Akorta and other third parties. No additional products will be purchased in the United States.

Liquidity and Capital Resources

         At March 31, 1998, the Company had cash of $127,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from GP Strategies. These proceeds were used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, GP Strategies continued to fund the operating needs of the Company until July 1996.

         As of March 31, 1998, the Company had borrowed $4,108,000 from GP Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies, (ii) cash advances from GP
Strategies totaling $783,000, and (iii) accrued interest at the prime rate totaling $825,000. In addition, as a result of the conversion of $500,000 of the 7% convertible notes and the amendment of the agreement with GP Strategies (See
Note 2), the Company has recorded a $500,000 obligation to GP Strategies, representing their requirement to remit to GP Strategies the first $500,000 of proceeds expected to be received from ICF Kaiser International in relation to a contingent success fee.

         At March 31, 1998, the Company had no additional borrowing capacity available under the GP Strategies Loan Agreement.

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

Results of Operations

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Revenues. In the quarter ended March 31, 1998, the Company had revenues of approximately $167,000 as compared to revenues of approximately $176,000 for the quarter ended March 31, 1997. The decrease in revenues of $9,000 was primarily due to reduced consulting revenues offset by the increase in 1998 in sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs, resulted in $21,000 of gross margin in the first quarter of 1998, compared to $11,000 of gross margin in the first quarter of 1997.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased to $232,000 in the first quarter of 1998 from $367,000 in the first quarter of 1997. This decrease in general and administrative expenses in 1998 was primarily due to reduced personnel and facility costs in Moscow and Washington, D.C.

         Net Loss. The Company's net loss before extraordinary item decreased to $282,000 for the first quarter of 1998 from $370,000 in the first quarter of 1997. The reduced loss for the quarter ended March 31, 1998 was the result of reduced general and administrative expenses.

Recent tax and accounting development

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income, therefore comprehensive income is the same as net income (loss).

         In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information'. SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements.

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

                                 March 31, 1998



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


                                                   AMERICAN DRUG COMPANY



DATE: May 15, 1998                                 BY:   /s/ Martin M. Pollak
                                                         --------------------
                                                         Martin M. Pollak
                                                         President


DATE: May 15, 1998                                 BY:   /s/ Scott N. Greenberg
                                                         ----------------------
                                                         Scott N. Greenberg
                                                         Chief Financial Officer