Form 10-Q
period 1998-06-30
AMERICAN DRUG CO
filed 1998-08-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1998

                                       or

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


                                 Yes X                 No______


Number of shares outstanding of each of issuer's classes of common stock as of August 12, 1998:

       Common Stock                                     13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 1998 and December 31, 1997                          1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                1998 and 1997                                              3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1998 and 1997                      4

            Notes to Consolidated Condensed Financial
                Statements                                                 5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

           Qualification Relating to Financial Information                11

Part II.   Other Information                                              12

           Signatures                                                     13

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                 June 30,         December 31,
                                                   1998               1997
     ASSETS                                     (unaudited)             *
Current assets

Cash and cash equivalents                        $    126         $    225
Accounts receivable, trade                             95              139
Inventory (finished goods)                             83              149
Prepaid expenses and other current assets               1                1
                                                 --------         --------

Total current assets                                  305              514
                                                 --------         --------

Machinery and equipment, at cost                      113              113
Less accumulated depreciation                        (113)            (113)
                                                 --------         --------


Other assets                                           34               38
                                                ---------        ---------
                                                 $    339         $    552
                                                 ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                    June 30,        December 31,
                                                      1998               1997
                                                  (unaudited)            *

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Customers' deposits                              $       23         $        8
Accounts payable and accrued expenses                    11                191
                                                 ----------           --------
Total current liabilities                                34                199
                                                 ----------           --------

7% convertible notes                                                     1,000
                                                 ----------            -------

Long-term debt to National Patent                     5,290              3,933
                                                 ----------            -------

Stockholders' deficiency

Common stock                                            130                130
Capital in excess of par value                        2,132              1,762
Deficit                                              (7,247)            (6,472)
                                                 ----------           --------

Total stockholders' deficiency                       (4,985)            (4,580)
                                                 ----------            -------
                                                 $      339           $    552
                                                 ==========           ========




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                         Three months ended     Six Months ended
                                              June 30,               June 30,

                                         1998        1997         1998      1997
                                       -------      -----        -----     -----
Revenues
 Sales                                      16     $  287          158    $  356
 Consulting fees and commissions            55        860           80       967
                                       -------      -----       ------     -----

Total revenues                              71      1,147          238     1,323
                                       -------      -----       ------     -----

Expenses
 Cost of goods sold                         21        201          142       259
 General and administrative
 expenses                                  198        381          430       748
 Management fee to GP Strategies            30         30           60        60
 Interest expense                           85         94          177       185
                                       -------      -----       ------     -----

Total expenses                             334        706          809     1,252
                                       -------      -----       ------    ------

Loss before extraordinary item            (263)       441         (571)       71
Extraordinary item
 Early extinguishment of debt             (115)                   (204)

Net income (loss)                       $ (378)    $  441      $  (775)   $   71
                                       ========    =======     ========   ======

Basic and diluted income (loss) per
 share before extraordinary item        $ (.02)    $  .03      $  (.04)   $  .01
Basic and diluted income (loss)
 per share                                (.03)       .03         (.06)      .01
                                       ========     =======    ========   ======

Weighted average shares outstanding     13,020      13,020      13,020    13,020
                                       --------     -------     -------   ------


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                             Six months
                                                           ended June 30,
                                                         1998              1997
Cash flows from operations:
Net income (loss)                                   $    (775)         $    71
Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                              5               24
 Loss from extinguishment of debt                         204
 Deferred compensation                                     40
 Changes in other operating items                          70             (886)
                                                     --------            -------
 Net cash used in operations                             (456)            (791)
                                                       ------            ------

Cash flows from investing activities:
Increase in other assets                                                     (1)
Net cash used in investing activities                                        (1)

Cash flows from financing activities:
Loans from GP Strategies                                  357              318
                                                      -------            ------
Net cash provided by financing activities                 357              318
                                                      -------            ------

Net decrease in cash                                      (99)            (474)
Cash at beginning of period                               225              586
                                                      -------            ------
Cash at end of period                                $    126            $  112
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

2.       Long-term debt

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into 82,306 shares of GP Strategies Corporation ("GP Strategies") common stock. In accordance with the terms of the original agreement the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes, shares of the Company's common stock at a price equal to 60% of its then current market value. The Company recognized an extraordinary loss of $204,000 for the six months ended June 30, 1998, as a result of the write-off of deferred finance costs related to the Notes.

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

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)

3.       Liquidity

         The Company has incurred losses since inception, and at June 30, 1998 had a capital deficiency of $4,985,000. At June 30, 1998, the Company had $126,000 of cash. As of June 30, 1998, the Company had borrowed $4,290,000 from GP Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies, (ii) cash advances from GP Strategies totaling $880,000, and (iii) accrued interest of $910,000 at the prime rate. In addition, as a result of the conversion of $1,000,000 of the 7% convertible notes and the amendment of the agreement with GP Strategies (See
Note 2), the Company has recorded a $1,000,000 obligation to GP Strategies, representing their requirement to remit to GP Strategies the first $1,000,000 of proceeds expected to be received from ICF Kaiser International in relation to a contingent success fee. In the future the Company believes it should be able to satisfy its working capital needs as a result of reductions to their level of operations and their renewed focus on consulting activities and the sales of medical equipment. There is no assurance, however, that the Company will have sufficient working capital to support operations. In this event, the Company will be forced to further curtail its operations or seek alternate sources of financing.

4.       Five Star Group, Inc.

         On June 10, 1998, the Company signed a non binding letter of intent to buy from GP Strategies certain operating assets of the Five Star Group, Inc. (Five Star), a wholly owned subsidiary of GP Strategies, for approximately $17,500,000 in cash, subject to certain adjustments, and a $5,000,000 unsecured senior note. GP Strategies will use the cash proceeds of the transaction to repay Five Star's existing short-term borrowings. Five Star is a leading
distributor  of  home  decorating,   hardware  and  finishing  products  in  the
northeast. As part of this transaction, GP Strategies intends to sell approximately 14% of its interest in the Company to the management of Five Star, bringing GP Strategies interest in the Company to 40%. This transaction is subject to satisfaction of various conditions including the Company receiving acceptable financing from the banks. Upon completion of the sale of certain operating assets, the Company intends to seek stockholder approval to change its name to the Five Star Group.

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

Liquidity and Capital Resources

         At June 30, 1998, the Company had cash of $126,000 and the Company had borrowed $2,500,000 pursuant to its $2,500,000 loan agreement from GP Strategies. These proceeds were used as part of the Company's working capital. Such borrowings bear interest at the prime rate, with principal and accrued interest becoming due on August 5, 1999. In addition, after the Company had borrowed the full $2,500,000 under the loan agreement during the first quarter of 1996, GP Strategies continued to fund the operating needs of the Company until July 1996. In addition, GP Strategies has charged the Company for its share of the cost of certain personnel, that perform duties for both the Company and GP Strategies.

         As of June 30,  1998,  the  Company  had  borrowed  $4,290,000  from GP
Strategies. The indebtedness was comprised of (i) $2,500,000 pursuant to a $2,500,000 loan agreement with GP Strategies, (ii) cash advances from GP
Strategies totaling $880,000, and (iii) accrued interest at the prime rate totaling $910,000. In addition, as a result of the conversion of $1,000,000 of the 7% convertible notes and the amendment of the agreement with GP Strategies (See Note 2), the Company has recorded a $1,000,000 obligation to GP Strategies, representing their requirement to remit to GP Strategies the first $1,000,000 of proceeds expected to be received from ICF Kaiser International in relation to a contingent success fee.

         At June 30, 1998, the Company had no additional borrowing capacity available under the GP Strategies Loan Agreement.

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

         The Company believes it should be able to satisfy its working capital needs through its operating activities, as a result of reductions to their level of operations and their renewed focus on consulting activities and the sales of medical equipment. There is no assurance, however, that the Company will have sufficient working capital to support operations. In this event, the Company will be forced to further curtail its operations or seek alternate sources of financing.

         The   Company   does  not   manufacture,   and   does  not   anticipate
manufacturing, any of its products. As a consequence, the Company has not made, and does not anticipate making, any major capital expenditures.

Results of Operations

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

         Revenues. In the quarter ended June 30, 1998, the Company had revenues of approximately $71,000 as compared to revenues of approximately $1,147,000 for the quarter ended June 30, 1997. The decrease in revenues of $1,076,000 was primarily due to consulting revenues recognized in 1997 in the form of a success fee relating to a project with ICF Kaiser International (ICF Kaiser) in the Czech Republic as well as the increased sales in the quarter ended June 30, 1997 of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs, resulted in $5,000 of negative gross margin in the second quarter of 1998, compared to $86,000 of gross margin in the second quarter of 1997. The negative gross margin in 1998 was the result of adjusting existing inventory to the lower of cost or market value.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased to $198,000 in the second quarter of 1998 from $381,000 in the second quarter of 1997. This decrease in general and administrative expenses in 1998 was primarily due to reduced consulting and personnel costs.

         Net Income. The Company's loss before extraordinary item was $263,000 for the second quarter of 1998 as compared to net income of $441,000 in the second quarter of 1997. The income for the quarter ended June 30, 1997 was primarily the result of increased consulting revenues and increased sales and the corresponding gross profit. The loss before extraordinary item for the quarter ended June 30, 1998 was due to the reduced sales and consulting fees and gross margin.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues. For the six months ended June 30, 1998, the Company had revenues of approximately $238,000, compared to revenues of approximately $1,323,000 for the six months ended June 30, 1997. The decreased revenues in 1998 were primarily due to $860,000 recognized in 1997 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic partially offset by reduced sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs resulted in $16,000 of gross margin for the six months ended June 30, 1998, compared to $97,000 for the six months ended June 30, 1997.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $748,000 for the six months ended June 30, 1997 to $430,000 for the six months ended June 30, 1998 as a result of reduced consulting, personnel costs and facility costs in Moscow and Washington D.C.

         Net Loss. The Company had a net loss before extraordinary item of $571,000 for the six months ended June 30, 1998 compared to net income of $71,000 for the six months ended June 30, 1997. The loss before extraordinary item for the six months ended June 30, 1998 was the result of reduced revenues, partially offset by reduced general and administrative expenses.

Recent accounting pronouncement

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

         Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's ability to reverse its history of operating losses; the Company's ability to complete the Five Star transaction; the Company's ability to fund its operations; and the Company's ability to secure additional financing on acceptable terms.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  June 30, 1998



         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the 1998 interim period are not necessarily indicative of results to be expected for the entire year.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            None

            b.    Reports on Form 8-K

                  None

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES



                                  June 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN DRUG COMPANY



DATE: August 14, 1998                       BY:   Martin M. Pollak
                                                  President &
                                                  Chief Executive Officer


DATE: August 14, 1998                       BY:   Scott N. Greenberg
                                                  Chief Financial Officer