Form 10-Q
period 1998-09-30
AMERICAN DRUG CO
filed 1998-11-16
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from               to

Commission File Number:                                       033-78252


                              AMERICAN DRUG COMPANY

             (Exact Name of Registrant as Specified in its Charter)



Delaware                                                        13-3729186
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                              Identification No.)


9 West 57th Street, New York, NY                                 10019
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

                           Yes X                No______

Number of shares outstanding of each of issuer's classes of common stock as of November 13, 1998:


           Common Stock                   13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              September 30, 1998 and December 31, 1997                      1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                1998 and 1997                                               3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997                 4

            Notes to Consolidated Condensed Financial
              Statements                                                    5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

           Qualification Relating to Financial Information                 14

Part II.   Other Information                                               15

           Signatures                                                      16

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                September 30,       December 31,
                                                    1998                 1997
     ASSETS                                      (unaudited)               *
Current assets

Cash and cash equivalents                         $     238              $  225
Accounts receivable, trade                           11,953                 139
Inventory (finished goods)                           20,464                 149
Prepaid expenses and other current assets               250                   1
                                                  ---------          ----------
Total current assets                                 32,905                 514
                                                    -------            --------

Machinery and equipment, at cost                        873                 113
Less accumulated depreciation                          (113)               (113)
                                                  ---------            --------
                                                        760

Other assets                                             90                  38
                                                 ----------          ----------
                                                    $33,755            $    552
                                                    =======            ========




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.



   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                 September 30,     December 31,
                                                      1998            1997
                                                  (unaudited)           *

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Short-term borrowings                             $ 16,476         $
Accounts payable and accrued expenses               12,039             199
                                                  --------         -------
Total current liabilities                           28,515             199
                                                  --------         -------

7% Convertible note                                                  1,000
                                                 ---------         -------

Long-term debt to GP Strategies                                      3,933

Senior subordinated note                             5,000

Stockholders' equity (deficiency)

Common stock                                           130             130
Capital in excess of par value                       7,539           1,762
Deficit                                             (7,429)         (6,472)
                                                  --------         -------

Total stockholders' equity (deficiency)                240          (4,580)
                                                 ---------          ------
                                                   $33,755         $   552
                                                   =======         =======




* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                          Three months ended                    Nine Months ended
                                                             September 30,                        September 30,

                                                        1998           1997                    1998           1997
                                                      -------        -------                 -------        ------
Revenues
 Sales                                            $                 $   531                 $   158         $  887
 Consulting fees and commissions                           3                                     83            967
                                                   ---------      ---------                --------         ------
Total revenues                                             3            531                     241          1,854
                                                   ---------         ------                 -------         ------

Expenses
 Cost of goods sold                                                     399                     142            658
 General & administrative
  expenses                                               155            256                     585          1,004
 Management fee to GP Strategies                          30             30                      90             90
Interest expense                                                         93                     177            278
                                                  ----------      ---------               ---------     ----------
Total expenses                                           185            778                     994          2,030
                                                     -------       --------                --------       --------

Loss before extraordinary item                          (182)          (247)                   (753)          (176)
Extraordinary item
 Early extinguishment of debt                                                                  (204)

Net loss                                             $  (182)       $  (247)                $  (957)       $  (176)
                                                      =======        =======                 =======        =======

Basic and diluted income (loss) per
 share before extraordinary item                    $   (.01)      $   (.02)               $   (.06)      $   (.01)
                                                     ========       ========                ========       ========

Basic and diluted income (loss) per share           $   (.01)      $   (.02)               $   (.07)      $   (.01)
                                                     ========       ========                ========       ========

Weighted average shares outstanding                   13,020         13,020                  13,020         13,020
                                                     =======        =======                 =======        =======



   See accompanying notes to the consolidated condensed financial statements.


                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                               Nine months
                                                            ended September 30,
                                                          1998             1997
Cash flows from operations:
Net loss                                               $  (957)         $  (176)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                5               30
Deferred compensation                                       40
Loss from extinguishment of debt                           204
Changes in other operating items                            (9)              58
                                                       --------          -------
Net cash used in operations                               (717)             (88)
                                                       --------          -------

Cash flows from investing activities:
Net assets of Five Star, less cash acquired            (16,291)
Net cash used in investing activities                  (16,291)

Cash flows from financing activities:
Net proceeds from short-term borrowing                  16,476
Repayment of loan to GP Strategies                                         (600)
Loans from GP Strategies                                   545              619
                                                      --------          -------
Net cash provided by financing activities               17,021               19
                                                       -------         --------

Net increase (decrease) in cash                             13              (69)
Cash at beginning of period                                225              586
                                                      --------        ---------
Cash at end of period                                  $   238          $   517
                                                       =======          =======


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Acquisition of the assets and business of Five Star

         On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc.
(JL), (formerly the Five Star Group, Inc.) certain operating assets of JL, for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 20, 2003. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. As part of this transaction, GP Strategies Corporation (GP Strategies) sold 16.5% of its interest in the Company to the employees and management of Five Star. GP Strategies currently owns 37.5% of the Company. For the nine months ended September 30, 1998, JL had revenues of $64,118,000. JL is a wholly-owned subsidiary of GP Strategies. The acquisition was accounted for as a purchase. The excess of the fair value of the net assets acquired over the purchase price was applied to reduce the recorded value of fixed assets. Since the acquisition of Five Star occurred on September 30, 1998, the results of operations for Five Star have not been included in the operations of the Company for the periods presented.

         Concurrently therewith, on September 30, 1998, the Company's wholly-owned subsidiary Five Star entered into a new three year Loan and Security Agreement dated as of September 30, 1998 (the "Loan Agreement") by and among Fleet Bank, National Association ("Fleet"), as Agent, and Dime Commercial Corp. ("Dime") and Summit Bank ("Summit"). The Loan Agreement provides for a $25,000,000 revolving credit facility which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible receivables, as defined in the Loan Agreement. The interest rate on any loan under the Loan Agreement is based on an adjusted prime rate or LIBOR rate, as described in the Loan Agreement. At September 30, 1998, $16,476,000 was outstanding under the Loan Agreement and approximately $2,726,000 was available to be borrowed.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)

1.       Acquisition of the assets and business of Five Star (Continued)

         The following pro forma results of operations for the nine months ended September 30, 1998 and the year ended December 31, 1997 assume that the assets of JL were purchased by the Company on January 1, 1997 and January 1, 1998, respectively.

Pro  forma  Statement  of  Operations   Nine  months  ended  September   30,1998
(unaudited, in thousands):



                                                     Historical                Pro forma
                                             American Drug    Five Star      adjustments            Pro forma

Sales                                         $   241           $64,148                               $64,389
Cost of goods sold                                142            53,694                                53,836
                                              -------          --------                              --------
Gross margin                                       99            10,454                                10,553
                                             --------          --------                              --------
Selling, general & administrative
 expenses                                        (585)           (9,594)             302    (a)        (9,642)
                                                                                     235    (b)
Interest expense                                 (177)                            (1,409)   (c)        (1,586)
Other income                                                        813                                   813
Management fee to GP Strategies                   (90)           (1,485)           1,485    (d)           (90)
                                            ---------          --------                              --------
Income (loss) before income taxes
 and extraordinary item                          (753)              188                                    48
Income tax expense                               -                  (20)                                  (20)
                                           ----------         ---------                              --------
Net income (loss) before
 extraordinary item                            $ (753)          $   168                                $   28
                                               -------          -------                                ------

Income (loss) per share before
extraordinary item:
Basic                                         $ (.06)                                              $       -
                                              -------                                              ---------
Diluted                                       $ (.06)                                              $       -
                                              -------                                              ---------

(a) to adjust for the  amortization  of goodwill  that was not  purchased
(b) to adjust depreciation expense for value of property plant and equipment purchased
(c) to adjust interest expense as follows:
    to record interest expense related to the short-term borrowings $1,109,000 to record interest expense on the 8% $5,000,000
    senior unsecured note                                               300,000
                                                                     ----------
                                                                     $1,409,000
(d) to record the effect of the management fee to GP Strategies which is no longer due

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)

1.       Acquisition of the assets and business of Five Star (Continued)

Pro forma Statement of Operations Year ended December 31, 1997 (unaudited, in thousands):



                                                    Historical               Pro forma
                                             American Drug    Five Star      adjustments         Pro forma

Sales                                          $1,123           $82,300                           $83,423
Cost of goods sold                                936            68,578                            69,514
                                             --------           -------                           -------
Gross margin                                      187            13,722                            13,909
                                             --------           -------                           -------
Selling, general & administrative
 expenses                                      (1,385)          (12,925)      $   461 (a)         (13,537)
                                                                                  312 (b)
Interest expense                                 (463)                         (2,097)(c)          (2,560)
Other income(including consulting)                924             1,433                             2,357
Management fee to GP Strategies                  (120)           (1,980)        1,980 (d)            (120)
                                             --------         ---------                           --------
Income (loss) before income taxes
 and extraordinary item                          (857)              250                                49
Income tax expense                               -                 (296)          271 (e)             (25)
                                           ----------           --------                          --------
Income (loss) before
 extraordinary item                           $  (857)           $  (46)                          $    24
                                              --------           -------                          --------

Income (loss) per share before extraordinary item:
Basic                                         $ (.07)                                              $       -
                                              -------                                              ---------
Diluted                                       $ (.07)                                              $       -
                                              -------                                              ---------

(a) to adjust for the  amortization  of goodwill  that was not  purchased
(b) to adjust depreciation expense for value of property plant and equipment purchased
(c) to adjust interest expense as follows:
      to record interest expense related to the short-term
       borrowings                                                    $1,697,000
      to record interest expense on the 8% $5,000,000
       senior unsecured note                                            400,000
                                                                      ---------
                                                                     $2,097,000
(d) to record the effect of the management fee to GP Strategies which is no longer due
(e) to adjust income tax expense to reflect State and local tax expense relating to Five Star

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share

         In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), as required, and restated the previously reported earnings per share in conformity with SFAS 128.

3.       Long-term debt

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into 82,306 shares of GP Strategies common stock. In accordance with the terms of the original agreement the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes, shares of the Company's common stock at a price equal to 60% of its then current market value.

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

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

         On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly Five Star Group, Inc.) certain operating assets of JL. JL is a wholly-owned subsidiary of GP Strategies Corporation (GP Strategies). The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 1997 and the nine months ended September 30, 1998, Five Star had sales of approximately $82,300,000 and $64,148,000, respectively.

         The purchase by the Company of certain assets of Five Star has changed the focus of the Company. The Company plans to focus its efforts in the future on growing the distribution business, and has taken several steps to reduce its traditional operations from both a business and cost perspective.

         As a result of the purchase of the assets of Five Star, the Company has shut down its Moscow office, and sales activity with respect to generic drugs will be undertaken solely through the Russian company Akorta. The Company established a relationship with Akorta to provide support for the importation, clearance and sales of its products. Akorta has the legal authority to sell products for Russian rubles and transfer those funds, in dollars, to the Company in the United States. Akorta is a private company owned by former employees of the Company's Moscow office. In the short-term, the Company will sell its existing inventory of generic products in Moscow warehouses through Akorta and other third parties. No additional products will be purchased in the United States. In addition, the Company is in the process of closing its Washington, DC office and scaling back the operations of its Prague office.

Liquidity and Capital Resources

         During the third quarter of 1998, GP Strategies deemed that the Company would not have the ability to repay its loan to GP Strategies, and therefore made the decision to contribute the amount due to Capital in excess of par value. Therefore GP Strategies did not charge the Company interest in the third quarter of 1998.

         At September 30, 1998, the Company had cash of $238,000. On September 30, 1998, Five Star entered into a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. The Company borrowed $16,476,000 on September 30, 1998 to fund the cash portion of the purchase price in connection with the purchase of JL. At September 30, 1998, the Company had $2,726,000 of additional availability under the loan agreement.

         The Company believes it has sufficient borrowing availability under existing credit agreements, and through the operations of the Company, to fund the working capital requirements of Five Star as well as the limited operations of the Company's Prague office.

Results of Operations

Quarter Ended September 30, 1998 Compared to Quarter Ended September  30, 1997

         Revenues. In the quarter ended September 30, 1998, the Company had revenues of approximately $3,000 as compared to revenues of approximately $531,000 for the quarter ended September 30, 1997. The decrease in revenues of $528,000 was primarily due to the sales in the quarter ended September 30, 1997 of medical equipment and generic drugs in the Commonwealth of Independent States.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased to $155,000 in the third quarter of 1998 from $256,000 in the third quarter of 1997. This decrease in general and administrative expenses in 1998 was primarily due to reduced consulting and personnel costs.

         Net Income. The Company's loss before extraordinary item was $182,000 for the third quarter of 1998 as compared to a loss of $247,000 in the third quarter of 1997. The reduced loss was the result of reduced general and administrative expenses and reduced interest expense due to the contribution to Capital in excess of par value of the long-term debt to GP Strategies, partially offset by reduced sales and gross margin.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues. For the nine months ended September 30, 1998, the Company had revenues of approximately $241,000, compared to revenues of approximately $1,854,000 for the nine months ended September 30, 1997. The decreased revenues in 1998 were primarily due to $860,000 recognized in 1997 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic as well as reduced sales of medical equipment and generic drugs in the Commonwealth of Independent States. The sales of medical equipment and generic drugs resulted in $16,000 of gross margin for the nine months ended September 30, 1998, compared to $229,000 for the nine months ended September 30, 1997.

         General and Administrative Expenses. General and administrative expenses consist primarily of office rent, salaries, travel and related costs and legal expenses. Direct costs relating to consulting revenues are included in general and administrative expenses. The Company's general and administrative expenses decreased from $1,004,000 for the nine months ended September 30, 1997 to $585,000 for the nine months ended September 30, 1998 as a result of reduced consulting, personnel costs and facility costs in Moscow and Washington D.C.

         Net Loss. The Company had a net loss before extraordinary item of $753,000 for the nine months ended September 30, 1998 compared to a net loss of $176,000 for the nine months ended September 30, 1997. The loss before extraordinary item for the nine months ended September 30, 1998 was the result of reduced revenues, partially offset by reduced general and administrative expenses and interest expense.

Recent accounting pronouncements

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income; therefore comprehensive income is the same as net income (loss).

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

Year 2000

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company's primary operating subsidiary, Five Star has during the third quarter of 1998 entered into an agreement to purchase new software that will be year 2000 compliant. This previously planned software upgrade will manage the financial operations of Five Star including order entry, inventory control and accounts receivable and payable. Five Star has an implementation team led by the Director of Information Systems, which began the project on November 1, 1998. Five Star anticipates that they will complete the implementation of the new software by June 30, 1999. The cost of the new software, including implementation, is estimated to be approximately $400,000. Five Star has arranged financing for approximately $250,000 of the estimated cost over a four year period. In addition, Five Star's other major information system is its warehouse management system. Five Star is currently updating this system to a current release that is year 2000 compliant. There will be no additional cost to this upgrade since all upgrades related to the warehouse system are included in yearly maintenance.

         Five Star has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $10,000.

         In addition Five Star is examining their exposure to the year 2000 in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers and other areas of communication. A failure of these systems, may impact the ability of Five Star to service their customers which could have a material effect on their results of operations. These issues are being handled by the information systems and finance team at Five Star by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. Five Star believes that the cost of the programming and equipment upgrades will not be in excess of $50,000. In addition , certain personal computers and other equipment that is not year 2000 compliant will be upgraded through Five Star's normal process of equipment upgrades. Five Star believes that the evaluation and implementation process will be completed no later than the second quarter of 1999. Over the next year, Five Star plans to concentrate its efforts on the implementation of its new data processing systems, but it will also continue to develop and implement other information technology projects needed in the ordinary course of business.

         Five Star expects to finance these expenditures from a combination of working capital and operating leases for a portion of the new computer equipment and software. Therefore, Five Star does not expect the year 2000 issue to have a material adverse impact on its financial position or results of operations.

         Like other companies, the Company relies on its customers for revenues and on its vendors for products and services of all kinds; these third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of our customers causing a decline in demand for services, could have a material adverse effect on the Company in turn.
         In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the transition to the year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of business and the economy at large. The effect of such disruptions on the Company could be material.

         The Company's various departments will communicate with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

         The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

         The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the acquisition of Five Star will achieve the projected levels of profitability and revenues, as well as the Company's ability to scale down its operations in Prague and Washington DC, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               September 30, 1998



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

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  Loan and Security Agreement by and among Fleet Bank, National Association in its capacity as Agent for the ratable benefit of Lenders named within and The Lenders Named Herein and Five Star Group, Inc., formerly Five Star Acquisition Corp.). Filed herewith.

            b.    Reports on Form 8-K

                  On September 15, 1998, the Registrant filed a Report on Form 8-K reporting an August 31, 1998 event under Items 1 and 7.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES


                               September 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                    AMERICAN DRUG COMPANY



DATE: November 16, 1998                             BY:   Richard T. Grad
                                                          President


DATE: November 16, 1998                             BY:   Cynthia Krugman
                                                          Vice President