Form 10-K
period 1998-12-31
AMERICAN DRUG CO
filed 1999-03-31
CIK 922408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 033-78252
                              AMERICAN DRUG COMPANY
             (Exact name of registrant as specified in its charter)


Delaware                                               13-3729186
(State  of Incorporation)                  (I.R.S. Employer Identification No.)

9 West 57th Street, New York, NY                       10019
(Address of principle executive offices)               (Zip code)

Registrant's telephone number, including area code:              (212) 826-8976

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

                      Yes X                  No

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 15, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $2,365,473 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 15, 1999.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                          Outstanding at March 15, 1999
-----                                          -----------------------------
Common Stock, par value $.01 per share                  13,020,155 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 1999 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS
PART I                                                                    Page
         Item 1. Business  1

         Item 2. Properties................................................7

         Item 3. Legal Proceedings.........................................7

         Item 4. Submission of Matters to a Vote of Security Holders.......7

PART II
         Item 5. Market for the Registrant's Common
         Equity and Related Stockholder Matters............................8

         Item 6. Selected Financial Data...................................9

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................10

         Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk.                                                    .16

         Item 8. Financial Statements and Supplementary Data..............17

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure...............40

PART III
         Item 10. Directors and Executive Officers of the Registrant......40

         Item 11. Executive Compensation..................................40

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management............................................40

         Item 13. Certain Relationships and Related Transactions..........41

PART IV
         Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..............................................42

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of American Drug Company (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 1997 and the nine months ended September 30, l998, Five Star had sales of approximately $82,300,000 and $64,148,000, respectively.

         The Company was organized in 1993, as a wholly-owned subsidiary of GP Strategies to initiate marketing and sales activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). NPD Trading (USA) Inc. ("NPD Trading") was formed in January 1990 as a wholly-owned subsidiary of GP Strategies to provide consulting services to American and Western corporations in Russia and Eastern Europe. The Company now has two wholly owned subsidiaries, Five Star and NPD Trading.

         The purchase by the Company of the assets of Five Star has changed the focus of the Company. The Company plans to focus its efforts on growing the distribution business and has taken several steps to reduce its traditional operations from both a business and cost perspective. As a result of the purchase of the assets of Five Star, the Company has shut down its Moscow office. In addition, the Company closed its Washington, DC office and scaled back the operations of its Prague office with respect to the business of NPD Trading.

          (b) Financial Information about Industry Segments

         This item is not applicable because the Company has only a single line of business.

         (c) Narrative Description of Business

Five Star

         Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star is composed of two strategically located warehouse distribution centers and office locations in New Jersey and Connecticut with over 360,000 square feet of space which enables Five Star to service the market from Maine to Maryland. All operations are coordinated by senior management from the headquarters in New Jersey, with each strategically located facility having its own sales force.

         Five Star is a leading distributor in the United States of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, Dap, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and Minnesota Mining Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be the largest independent distributor in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As the largest distributor of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked at each facility. Furthermore, all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

         Management takes a proactive approach in coordinating all phases of the Company's operations. For example, sales managers require all sales representatives to call on customers once every week. Each representative transmits their orders through Five Star's automated sales system, to the IBM AS400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs the most efficient pattern for the orders to be picked. The orders are then relayed to the appropriate location and picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 22,000 stock keeping units (SKUs). This numbering system allows the computer to arrange picking in the most efficient order. The products are loaded onto Five Star's trucks in the evening in the order that they will be unloaded, and are then delivered directly to the customers' locations.

Customers

      Five Star's largest customer accounted for approximately 2.4% of its sales in 1998 and its 10 largest customers accounted for approximately 11% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Management Information System

All of Five Star's inventory control, purchasing, accounts payable and accounts receivable are now being fully automated on an IBM AS400 computer system. The Computer Associates Warehouse Boss System installed in 1994 located at the New Jersey and the Connecticut facilities allows Five Star to obtain maximum efficiency and cost savings by coordinating the processing of orders, the selection of optimal picking routines and the tracking of inventory levels. In addition, Five Star's software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to closely control all phases of Five Star's operations. Five Star recently implemented a new salesperson-order-entry system, which allows the salesman to scan product and then download the information to a laptop. The laptop will contain all product and customer information and will interact with the AS400.

Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market. Furthermore, suppliers have grown to trust Five Star's ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace. For example, Minwax, Best Liebco and Cabot Stain have utilized Five Star to introduce and distribute some of their new product innovations.

Five Star is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. During the third quarter of 1998, Five Star entered into an agreement to purchase new software that will be year 2000 compliant. This previously planned software upgrade will manage the financial operations of Five Star, including order entry, inventory control and accounts receivable and payable. Five Star has an implementation team led by the Director of Information Systems, which began the project on November 1, 1998. Five Star anticipates that they will complete the implementation of the new software by September 1, 1999. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations-Recent Accounting Pronouncements-Year 2000" for a discussion of the Company's preparations with respect to the risks presented by the year 2000 issue.

Purchasing

Five Star relies heavily upon its purchasing capabilities to gain a competitive advantage relative to its competitors. Five Star's capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is one of the strongest components of service in the distribution business, and is a major factor in Five Star's success.

Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory relative to its competitors and thus can boast fill ratios of approximately 95%, as compared to industry averages as reported in trade publications of approximating 85%.

All purchasing decisions based on current inventory levels, sales projections, manufacturer discounts and recommendations from sales representatives, are made by the merchandising group, located in New Jersey, in order to effectively coordinate Five Star's activities. Notwithstanding senior management's active involvement, the sales managers play an extremely critical role in this day-to-day process.

Marketing

The do-it-yourself industry relies on distributors to effectively link manufacturer's products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, i.e., manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards to independent paint and hardware stores.

The marketing efforts are directed by the Vice President of Sales at each facility. These individuals are responsible for designing, implementing and coordinating marketing policies. The Vice President of Sales at each facility works closely with senior management to coordinate company-wide marketing plans as well as to service Five Star's major multi-state customers. In addition, each Vice President of Sales is responsible for overseeing the effort of his sales representatives.

The sales representatives, by virtue of daily contact with Five Star's customers, are the most integral part of Five Star's marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based on a draw plus commission. Five Star has experienced a very low turnover in its sales force as evidenced by the fact that most representatives have over five years of experience with Five Star. Many sales reps often have retail experience in the paint or hardware industry when they are hired by Five Star.

Five Star's size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with tremendous advantages relative to competing sales representatives from other distributors. In addition, the representatives' efforts are strengthened by company-sponsored marketing events. For example, each year in January, Five Star invites all of its customers to a special trade show for Five Star's major suppliers, so that suppliers may display their products and innovations. Customers are able to order products directly from manufacturers at the show and in 1999 customers placed orders totaling well over $6 million worth of merchandise. Five Star also participates in a profitable advertising circular program in the spring and the fall which contains discount specials and information concerning new product innovations.

Five Star has continually enhanced its growth through complementary acquisitions which have allowed it to preempt much of its competition as a high-quality, competitively priced producer.

Industry Dynamics

The Do-It-Yourself Industry

The paint sundry items distribution industry is closely related to the do-it-yourself market which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home-improvements because they cannot afford contractor services or the cost to trade up to bigger homes and in times of economic strength consumers spend heavily in home improvements because they believe they can afford to complete their home improvement projects. In 1998, according to the American Express Retail Index, Americans spent more than $112 billion on home improvement and expenditures are expected to reach $137 billion in 2003. In addition, 36% of households are planning home improvement or redecorating projects in 1999 with an average household expenditure of $2,747.

Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

Competition

Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Other than paint sundry item distributors, Five Star faces stiff competition from Home Depot, which purchases directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Additionally, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality name brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, and consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name. Through internal growth and acquisitions, Five Star has captured a leading share in its principal market, the Northeast. This growth-oriented acquisition strategy of acquiring complementary distributors has allowed Five Star to effectively compete against a substantial number of its competitors. While other paint sundry items distributors sell to the same retail networks as Five Star, they are at a distinct disadvantage versus Five Star's experience, sophistication and size.

Concomitantly, hardware stores that are affiliated with the large, dealer-owned distributors such as Ace also utilize Five Star's services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products to chose from.

NPD Trading

         NPD Trading provides consulting services to American and Western corporations doing business in Eastern Europe through an office in Prague. NPD Trading's on-going efforts on behalf of ICF Kaiser International ("ICF") and their associated company, Kaiser Engineers, secured for these companies contracts to perform feasibility studies in the areas of hazardous waste management and steel industry modernization in the Czech Republic. NPD Trading is providing ICF with technical and commercial assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. To date, the Company has received $1 million for this assistance, including $840,000 received in September 1997. The Company expects to receive another $1 million payment contingent upon the completed construction on the mini mill in 1999.

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into an aggregate of 82,306 shares of GP Strategies common stock. In accordance with the terms of the original agreement, the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes shares of the Company's common stock at a price equal to 60% of its then current market value. However, on April 30, 1998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock which GP Strategies was entitled to, the Company would assign to GP Strategies its expected future payments in the amount of approximately $1,000,000 from ICF as a success fee in connection with the completion of the Company's consulting project in the Czech Republic which is anticipated to be completed in 1999.


Employees

         The Company employs 265 people, 264 of whom are employees of Five Star. Management-employee relations are considered excellent at both of Five Star's warehouse facilities. Approximately 111 of Five Star's employees, warehouse personnel and drivers are represented by unions. The 111 union employees at New Jersey are represented by the Teamsters union. Connecticut is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 15, 2000.

         As  a  result  of  the  Company's   decision  to   concentrate  on  its
distribution business, the Company closed its Washington, D.C. office, scaled back the Prague office and eliminated the Moscow office.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

         Not Applicable.

Item 2. Properties

         Five Star leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $885,731. Five Star's lease for the Connecticut facility expires in February 2001 and its annual rent is $379,780. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. As part of the Management Services Agreement, GP Strategies receives $10,000 a month for services provided by GP Strategies employees, such as management, legal, tax, accounting, insurance and employee benefit administration services.

         The facilities leased by the Company and Five Star are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3. Legal Proceedings

         There are currently no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The following table presents the high and low prices for the Common Stock for 1998 and 1997. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

                      Quarter              High                           Low

1998                  First                $0.14                          $0.05

                      Second               $0.42                          $0.11

                      Third                $0.45                          $0.25

                      Fourth               $0.45                          $0.30


1997                  First                $0.31                          $0.13

                      Second               $0.28                          $0.16

                      Third                $0.22                          $0.09

                      Fourth               $0.17                          $0.08


----------

         The number of shareholders of record of the Common Stock as of March 15, 1999 was 4,646. On March 15, 1999, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.34. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)



                                                                  Years Ended December 31,

                                                         1998        1997        1996        1995      1994
                                                         ----        ----        ----        ----      ----


Statement of Operations Data:

Revenue                                               $17,184      $2,047     $ 1,104       $ 529      $ 799
Cost of goods sold                                     13,686         936         496         155        456
General and administrative
 expenses                                               3,187       1,385       1,674       1,690      1,355
Net loss                                                 (664)       (857)     (1,498)    (1,604)     (1,302)

Loss per share:
Basic and diluted
 before extraordinary item                              (.03)       (.07)       (.12)       (.12)      (.10)
Basic and diluted                                       (.05)       (.07)       (.12)       (.12)      (.10)

                                                                          December 31,

                                                         1998        1997        1996        1995      1994
                                                         ----        ----        ----        ----      ----


Balance Sheet Data:

Current assets                                      $  32,291      $  514      $1,018      $  550      $  70
Current liabilities                                    27,596         199         152         356         73
Non current liabilities                                 5,000       4,933       4,739       2,633        955
Working capital (deficiency)                            4,695         315         866         194         (3)
Total assets                                           33,179         552       1,088         602        161
Total stockholders' equity (deficiency)                   583      (4,580)     (3,803)     (2,387)      (867)


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations
Overview

On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly Five Star Group, Inc.) certain operating assets of JL. JL is a wholly-owned subsidiary of GP Strategies Corporation (GP Strategies). The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured five year senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 1997 and the nine months ended September 30, 1998, Five Star had sales of approximately $82,300,000 and $64,148,000, respectively.

The purchase by the Company of certain assets of Five Star has changed the focus of the Company. The Company plans to focus its efforts in the future on growing the distribution business, and has taken several steps to reduce its traditional operations from both a business and cost perspective.

As a result of the purchase of the assets of Five Star, the Company has shut down its Moscow office, and in the short-term, the Company will sell its existing inventory of generic products in Moscow warehouses through a Russian company, Akorta and other third parties. No such additional products will be purchased in the United States. In addition, the Company has closed its Washington, DC office and scaled back the operations of its Prague office with respect to the business of NPD Trading.

Liquidity and Capital Resources

During the third quarter of 1998, GP Strategies deemed that the Company would not have the ability to repay its loan to GP Strategies, and therefore made the decision to contribute the amount due to Capital in excess of par value. Therefore GP Strategies did not charge the Company interest in the third quarter of 1998.

At December 31, 1998, the Company had cash of $119,000. On September 30, 1998, Five Star entered into a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. The Company borrowed $16,476,000 on September 30, 1998 to fund the cash portion of the purchase price in connection with the purchase of JL. At December 31, 1998, the Company had borrowed $16,971,000 and had $1,194,000 of additional availability under the loan agreement.

The Company believes it has sufficient borrowing availability under existing credit agreements, and through the operations of the Company, to fund the working capital requirements of Five Star as well as the limited operations of the Company's Prague office.

Results of operations

In 1998, loss before income taxes and extraordinary item was $(420,000), as compared to a loss of $(857,000) before income taxes and extraordinary item for 1997. The reduced loss for 1998 was principally the result of the income earned by Five Star since September 30,1998, as well as reduced selling, general and administrative expenses incurred by the Company due to the curtailing of their operations in Moscow during the year. The income earned by Five Star and the reduced cost structure of the Company was partially offset by the effect of the consulting revenues earned by the Company in 1997 totaling $840,000 relating to a success fee attributable to a project with ICF Kaiser International in the Czech Republic.

The Company's net loss decreased to $857,000 for 1997 from  $1,498,000  incurred
for  1996  due  to  increased   consulting   fees  and  decreased   general  and
administrative expenses, partially offset by increased interest expenses

Sales

The Company had sales of $17,080,000 in 1998, compared to sales of $1,123,000 in 1997 and $842,000 in 1996. The increased sales in 1998 were the result of $16,476,000 of sales earned by Five Star since September 30, 1998. The increased sales in 1997 were generated by increased sales of medical equipment, partially offset by reduced sales of generic drugs in the Commonwealth of Independent States.

Consulting revenues

In 1998, the Company had consulting revenues of $104,000, compared to $924,000 in 1997 and $262,000 in 1996. The decrease in consulting revenues from 1997 to 1998 and the increase in consulting revenues from 1996 to 1997 was primarily due to $840,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic during 1997.

Gross margin

The Company had gross margin of $3,394,000 in 1998, compared to $187,000 in 1997 and $346,000 in 1996. The increased gross margin in 1998 was due to the gross margin earned on the sales volume generated by Five Star since September 30, 1998.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,187,000 in 1998 compared to $1, 385,000 in 1997 and $1,674,000 in 1996. The increased
SG&A in 1998 is due the acquisition of substantially all the operating assets of Five Star on September 30, 1998, partially mitigated by reduced SG&A incurred by the rest of the Company due to reduced consulting, personnel costs and facility costs in both Washington D.C. and Moscow. The decrease in general and administrative expenses in 1997 compared to 1996 was primarily due to reduced consulting, marketing expense and facility costs, partially offset by costs associated with consulting projects.

Interest expense

The Company had interest expense of $611,000 in 1998, $463,000 in 1997 and $312,000 in 1996. The increased interest expense in 1998 is the result of both the short-term borrowings incurred by Five Star (see Note 3 to the consolidated financial statements), as well as interest incurred on the $5,000,000 unsecured senior note (see Note 1 to the consolidated financial statements). The increased interest expense in 1998 was partially offset by reduced interest expense due to GP Strategies as a result of the contribution to Capital in excess of par value of the amount owed to GP Strategies by the Company during the third quarter of 1998. The increased interest expense in 1997 as compared to 1996 was the result of the increased balance due to GP Strategies in 1997.

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income; therefore comprehensive income is the same as net income (loss).

In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates and their major customers. The Company operates in one principal business segment, and accordingly, SFAS 131 had no impact on the Company's December 31, 1998 financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The

Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company's primary operating subsidiary, Five Star has during the third quarter of 1998 entered into an agreement to purchase new software that will be year 2000 compliant. This previously planned software upgrade will manage the financial operations of Five Star including order entry, inventory control and accounts receivable and payable. Five Star has an implementation team led by the Director of Information Systems, which began the project on November 1, 1998. Five Star anticipates that they will complete the implementation of the new software by September 1, 1999. The cost of the new software, including implementation, is estimated to be approximately $400,000. Five Star has arranged financing for approximately $250,000 of the estimated cost over a four year period. In addition, Five Star's other major information system is its warehouse management system. Five Star is currently updating this system to a current release that is year 2000 compliant. There will be no additional cost to this upgrade since all upgrades related to the warehouse system are included in yearly maintenance.

Five Star has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $10,000.

In addition Five Star is examining their exposure to the year 2000 in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers and other areas of communication. A failure of these systems may impact the ability of Five Star to service their customers which could have a material effect on their results of operations. These issues are being handled by the information systems and finance team at Five Star by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. Five Star believes that the cost of the programming and equipment upgrades will not be in excess of $50,000. In addition, certain personal computers and other equipment that is not year 2000 compliant will be upgraded through Five Star's normal process of equipment upgrades. Five Star believes that the evaluation and implementation process will be completed no later than the second quarter of 1999. Over the next year, Five Star plans to concentrate its efforts on the implementation of its new data processing systems, but it will also continue to develop and implement other information technology projects needed in the ordinary course of business.

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

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the acquisition of Five Star will achieve the projected levels of profitability and revenues, as well as the Company's ability to further scale down its operations in Prague, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Inflation

Inflation is not expected to have a significant impact on the Company's business.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The information required by Item 7A is not applicable to the Company's business.

Item 8.           Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Reports                                            18

Financial Statements:

         Consolidated Balance Sheets - December 31, 1998 and
           1997                                                          20

         Consolidated Statements of Operations - Years ended
           December 31, 1998, 1997 and 1996                              22

         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) - Years ended December 31,
           1998, 1997 and 1996                                           23

         Consolidated Statements of Cash Flows - Years ended
           December 31, 1998, 1997 and 1996                              24

         Notes to Consolidated Financial Statements                      25

         INDEPENDENT AUDITORS' REPORT


         The Board Directors and Stockholders
         American Drug Company


         We have audited the accompanying consolidated balance sheet of American Drug Company and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of American Drug Company and subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                            Richard A. Eisner & Company, LLP

         New York, New York
         March 5, 1999

                                            INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Drug Company:


We have audited the consolidated balance sheet of AMERICAN DRUG COMPANY AND SUBSIDIARIES as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN DRUG
COMPANY AND SUBSIDIARIES at December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 accompanying the 1997 consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit t hat raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes to those consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              KPMG LLP


New York, New York
March 27, 1998

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (in thousands, except shares and per share information)


                                                   December 31,    December 31,
                                                     1998             1997
                 ASSETS

Current assets

Cash                                             $     119       $   225
Accounts receivable, trade, less allowance
 for doubtful accounts of $1,630 and $90
 in 1998 and 1997                                    9,697           139
Inventory                                           22,446           149
Prepaid expenses and other current assets               29             1
                                                 ---------       -------

Total current assets                                32,291           514
                                                  --------        ------

Machinery and equipment, at cost                       985           113
Less accumulated depreciation                         (173)         (113)
                                                 ---------       -------
                                                       812


Other assets                                            76            38
                                                 ---------       -------
                                                 $  33,179       $   552
                                                 =========       =======






        See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

             (in thousands, except shares and per share information)


                                                December 31,        December 31,
                                                  1998                   1997


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Short-term borrowings                              $  16,971      $
Accounts payable and accrued expenses                 10,625              199
                                                  ----------         --------

Total current liabilities                             27,596              199
                                                  ----------         --------

7% convertible notes                                                    1,000
                                                ------------          -------

Long-term debt to GP Strategies                        5,000            3,933
                                                   ---------          -------

Stockholders' equity (deficiency)

Common stock, authorized 30,000,000 shares,
 par value $.01 per share
 13,020,155 shares issued and outstanding                130              130
Capital in excess of par value                         7,589            1,762
Accumulated deficit                                   (7,136)          (6,472)
                                                   ---------          -------

Total stockholders' equity (deficiency)                  583           (4,580)
                                                  ----------         --------
                                                    $ 33,179        $     552
                                                   ========        =========






        See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (in thousands, except per share information)

                             Year Ended December 31,

                                                              1998             1997            1996
                                                            --------        ---------       ---------
Sales                                                      $   17,080       $    1,123        $   842
Cost of goods sold                                             13,686              936            496
                                                            ---------       ----------       --------
Gross margin                                                    3,394              187            346

Selling, general and
 administrative expenses                                       (3,187)          (1,385)        (1,674)

Management fee to GP Strategies                                  (120)            (120)          (120)

Consulting revenues                                               104              924            262

Interest expense                                                 (611)            (463)          (312)
                                                             --------          -------        -------
Loss before income taxes
 and extraordinary item                                          (420)            (857)        (1,498)

Income tax expense                                                (40)

Loss before extraordinary item                                   (460)            (857)        (1,498)

Extraordinary item
Early extinguishment of debt                                     (204)

Net loss                                                     $   (664)          $ (857)       $(1,498)
                                                             ========           =======     ==========
Loss per share
 Basic and diluted before extraordinary item                   $(.03)           $(.07)         $(.12)
                                                               -----            -----          -----
 Basic and diluted net loss per share                           (.05)            (.07)          (.12)
                                                              ------           ------         ------
Weighted average number of
 shares outstanding                                            13,020           13,020         13,020
                                                             ========         ========      =========

        See accompanying notes to the consolidated financial statements.


                             AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                       EQUITY (DEFICIENCY)
                          Years Ended December 31, 1998, 1997 and 1996
                             (in thousands, except number of shares)

                                              Shares of               Capital in                                           Total
                                           Common Stock     Common     Excess of                    Deferred           Stockholders'
                                            Outstanding     Stock      Par Value      Deficit       Compensation        Deficiency

Balance at December 31, 1995                 13,020,155       $130        $1,682      $(4,117)              $(82)          $(2,387)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                               (1,498)                              (1,498)
Amortization of deferred compensation                                                                         82                82
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 13,020,155        130         1,682       (5,615)                              (3,803)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 (857)                                (857)
Officers' compensation                                                        80                                                80
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 13,020,155        130         1,762       (6,472)                              (4,580)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 (664)                                (664)
Contribution to capital by GP Strategies                                   5,407                                             5,407
Deferred finance cost-contribution to
 capital by GP Strategies                                                    330                                               330
Issuance of compensatory stock options                                        90                                                90
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 13,020,155       $130        $7,589      $(7,136)             $              $    583
-----------------------------------------------------------------------------------------------------------------------------------





        See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended December 31,
                                                                      1998              1997          1996

Cash flows used in operations:
Net loss                                                             $  (664)          $(857)       $(1,498)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                            191              33             37
Non cash compensation                                                     90              80             82
Loss from extinguishment of debt                                         204

Changes in other operating items:
Accounts receivable                                                    2,310             (55)            20
Inventory                                                             (1,906)            177              3
Prepaid expenses and other assets                                        235              20             29
Accounts payable, accrued expenses
  and accrued interest                                                (1,608)            338             73
                                                                   ---------        --------      ---------

Net cash used in operations                                           (1,148)           (264)        (1,254)
                                                                  ----------           -----        -------

Cash flows from financing activities:
Net proceeds from short-term borrowings                               16,971
Net proceeds from issuance of 7% convertible notes                                                      950
Loans from GP Strategies                                                 474                            829
Repayment of loans from GP Strategies                                                    (97)
                                                               -------------        --------      ---------
Net cash (used for) provided by financing activities                  17,445             (97)         1,779
                                                                    --------        --------         ------

Cash flows from investing activities:
Net assets of Five Star, less cash acquired                          (16,291)
Additions to machinery and equipment                                    (112)                            (5)
                                                                 ------------    -----------      ----------
Net cash used in investing activities                                (16,403)                            (5)
                                                                   ---------     -----------      ---------

Net (decrease) increase in cash                                         (106)           (361)           520
Cash at beginning of period                                              225             586             66
                                                                  ----------        --------      ---------
Cash at end of period                                             $      119        $    225       $    586
                                                                  ==========        ========       ========

Non cash financing and investing activities:
 Senior note issued in Five Star acquisition                       $   5,000
                                                                   ---------
7% convertible notes retired by
  issuance of GP Strategies common stock                               1,000
Contributions to capital by GP Strategies                              5,737

        See accompanying notes to the consolidated financial statements.


                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             1. Acquisition of the assets and business of Five Star

         American Drug Company (the "Company") has two subsidiaries, NPD Trading
         (USA), Inc. (NPD Trading) and Five Star Group, Inc. (Five Star). NPD Trading provides consulting services in Eastern Europe through an office in Prague.

         On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly the Five Star Group, Inc.) substantially all the operating assets of JL, for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. Five Star is a distributor of home decorating, hardware and finishing products in the northeast. As part of this transaction, GP Strategies Corporation (GP Strategies) sold a 16.5% interest in the Company to the employees and management of Five Star. GP Strategies currently owns approximately 37% of the Company. JL is a wholly-owned subsidiary of GP Strategies. The acquisition was accounted for as a purchase. The excess of the fair value of the net assets acquired over the purchase price was applied to reduce the recorded value of fixed assets. Since the acquisition of Five Star occurred on September 30, 1998, the results of operations for Five Star prior to that date have not been included in the operations of the Company for the periods presented.

         The following shows on a proforma basis the results of operations of the Company had the above transaction occurred on January 1, 1997 and 1998 (in thousands, except per share data):

                                                            December 31,
                                                            (unaudited)
                                                        1998             1997
           Sales                                     $81,091          $83,423
           Income before extraordinary item              371               49
           Net income                                    167               24
           Basic income per share                        .01                -
           Diluted income per share                      .01                -

         Such information is not indicative of what actual results might have been nor of what future results would be.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

2.       Summary of significant accounting policies

         Inventory. Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products.

         Fixed assets. Fixed assets are carried at cost. Major additions and betterments are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed currently. Gain or loss on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NPD Trading and Five Star. All significant intercompany balances and transactions have been eliminated in consolidation.

         Income taxes. Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing  assets  and  liabilities  and  their  respective  tax  bases.
         Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Statement of cash flows. For purposes of the statement of cash flows, the Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Sales are made principally to independently owned paint and hardware stores, and therefore, there are no significant concentrations of credit risk.

         Financial instruments. The carrying amounts of financial instruments including cash, trade accounts receivable and trade accounts payable approximated fair value as of December 31, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying amount of short-term borrowings and of long-term debt to GP Strategies approximated fair value because interest is charged at market rates.

         Stock based compensation. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Earnings per share. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share
         (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the years ended December 31, 1998, 1997 and 1996 the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

3.       Short-term borrowings

         On September 30, 1998, the Company's wholly-owned subsidiary Five Star entered into a new three year Loan and Security Agreement dated as of September 30, 1998 (the "Loan Agreement") by and among three banks. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible accounts inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate on any loan under the Loan Agreement is based on an adjusted prime rate or LIBOR rate, as described in the Loan Agreement. At December 31, 1998, $16,971,000 was outstanding under the Loan Agreement and approximately $1,194,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for these borrowings.

4.       401(k) plan

         The Company's employees are included in the GP Strategies 401(k) pension plan. The Company pays its allocable share of costs as incurred. Such costs, including administrative expenses and the employer's contributions, amounted to approximately $36,000, $13,000 and $13,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

5.       Machinery and equipment

         Major classes of machinery and equipment consist of the following (in thousands):

                                              December 31,           Estimated
                                              1998       1997      useful lives
                                              ----       ----      ------------

         Machinery and equipment            $   50    $    16          3 years
         Furniture and fixtures                318         97          5 years
         Leasehold improvements                617                   3-9 years
                                            -----------------
                                               985        113

         Less accumulated depreciation       (173)       (113)
                                           $   812    $
                                            =======   =========

         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $60,000, $10,000 and $17,000, respectively.

6.       Long-term debt

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert all the Notes into an aggregate of 82,306 shares of GP Strategies common stock. In accordance with the terms of the original agreement the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes, shares of the Company's common stock at a price equal to 60% of its then current market value.

         The company has recorded during 1998 the $330,000 fair value of the warrants issued by GP Strategies to the noteholders as a credit to capital in excess of par value. The unamortized balance of the related debt issuance expense at the date of conversion of the Notes in the amount of $204,000 has been recorded as an extraordinary charge upon early extinguishment of debt.

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

         Since this fee is contingent upon the successful completion of the project, it has not been recorded by the Company. Only the amount of the fee, if any, collected by the Company is required to be remitted to GP Strategies. Accordingly, no liability to GP Strategies has been recorded for any amount which may ultimately be collected in connection with this project

7.       Transactions with affiliates

         Transactions with GP Strategies and its subsidiaries, other than loans and capital contributions received, as disclosed elsewhere in the financial statements, during the years ended December 31, 1998, 1997, and 1996 are summarized below (in thousands):

                                                                 December 31,
                                                   ----------------------------
                                                    1998          1997     1996
                                                    ----          ----     ----

         Consulting fees earned from affiliate   $    101      $    65  $    25
                                                 ========      =======   =======

         Transactions with GP Strategies
                  Management fees incurred        $   120       $  120   $  120
                  Interest expense incurred           177          291      277

         From inception through September 30, 1998, the Company was financed by GP Strategies, by means of capital contributions, short-term non-interest bearing advances and long-term interest bearing obligations. The Company received $2,500,000 under its $2,500,000 loan agreement with GP Strategies, plus additional funding totaling $5,407,000 including accrued interest through September 30, 1998 (see
         Note 12).

         The management fee charged to the Company by GP Strategies covers services provided by GP Strategies such as management, legal, tax, accounting, insurance and employee benefit administration services.

         The Company provided services to GSE Systems, Inc. (GSES), an affiliate of GP Strategies, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from GSES amounted to $101,000, $65,000 and $25,000, respectively, for the years ended December 31, 1998, 1997, and 1996.

         In 1994 the Company commenced paying $150,000 annually as compensation to an officer of GP Strategies, in view of the additional time allocated by this officer to the Company. This agreement was terminated effective December 31, 1998.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

7.       Transactions with affiliates (Continued)

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, accounting, insurance and employee benefit administration services. The Company paid GP Strategies a fee of $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 1998 and 1999.

8.       Income taxes

         The Company and its subsidiaries have had net losses for years ended December 31, 1998, 1997 and 1996, respectively. No Federal or State tax expense has been provided for the years ended December 31, 1997 and 1996. For the year ended December 31, 1998, the Company has recorded a current state and local tax provision of $40,000 that relates to the Company's new subsidiary Five Star.

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

         Years ended December 31,            1998      1997        1996
         -----------------------------------------------------------------------
         Tax at U.S. statutory rate        $(212)     $(283)      $(557)
         State and local taxes net of
          Federal benefit                      40
         Net operating loss utilization     1,608
         Valuation allowance
          adjustment                       (1,396)      283         557
         -----------------------------------------------------------------------
         Taxes                              $40
         -----------------------------------------------------------------------

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has determined, based upon the Company's history of operating losses, that 100% valuation reserves are required as of December 31, 1998 and 1997.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

8.       Income taxes (Continued)

         As of December 31, 1998 and 1997, the Company had approximately $304,000 and $1,700,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                  December 31,     December 31,
                                                     1998            1997
         Deferred tax assets

         Organization costs                      $       3         $       7
         Allowance for doubtful accounts                40                34
         Net operating loss carryforwards               42             1,525
         Machinery and equipment                        21                 9
         Deferred compensation                         160               125
         Inventory                                      38
                                                  --------         ---------
         Deferred tax assets                           304             1,700
                                                   -------            ------

         Valuation allowance                          (304)           (1,700)
                                                   -------         ---------
         Net deferred tax assets after
          valuation allowance                     $                  $
                                                  ==========         =========

         The change in the valuation allowance for the year ended December 31, 1997 amounted to an increase of $283,000, primarily attributable to an increase of the Company's net operating loss. The change in the valuation allowance for the year ended December 31,1998 amounted to a decrease of $1,396,000, primarily attributable to utilization of the net operating loss.

         As of December 31, 1998, the Company has approximately $110,000 of net operating loss carryovers, that expire in the year 2013. The decrease to the net operating loss of approximately $4,407,000 results from cancellation of indebtedness income, in connection with forgiveness of certain obligations to GP Strategies.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

9.       Employment and consulting agreement

         (a)      Employment agreement

         As of January 1, 1994, the Company entered into an employment agreement with its President and Chief Executive Officer. Pursuant to the Employment Agreement, the officer devoted approximately one-half of his time to serve as the Company's Chief Executive Officer and President. The agreement had a three-year term with an option to renew for successive one-year periods. It provided that the officer would receive, in connection with services rendered to the Company, a base salary in the amount of $150,000, subject to adjustment by the Compensation Committee of the Board of Directors. In addition, the officer received options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price per share of $.50 under the Company's Stock Option Plan.

         The Company determined not to renew the Employment Agreement and the Employment Agreement terminated on December 31, 1998.

         (b)      Consulting agreement

         As of January 1, 1994, the Company entered into a consulting agreement with its Chairman of the Board. Pursuant to the agreement, the Chairman served as a consultant to the Company for a period of three years. In lieu of consulting fees or other payments, the Company granted the Chairman options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price per share of $.50, which options vested in equal installments over a three year period commencing August 5, 1994.

         The Chairman, who is the President of GP Strategies, was granted options to purchase an additional 250,000 shares of Common Stock from GP Strategies, pursuant to the GP Strategies American Drug Company Stock Option Plan, on the same terms and subject to the same conditions as those granted to him by the Company.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

9.       Employment and consulting agreement (Continued)

         (b)      Consulting agreement (Continued)

         The Company estimated the fair value of the services of the Chairman for the initial three year period beginning January 1, 1994 to be approximately $250,000. The Company estimated the fair value of the options granted to the Chairman by the Company and by GP Strategies to be approximately $250,000 in the aggregate. Such amount was recorded as deferred compensation and as capital in excess of par value. The deferred compensation was amortized over the three year vesting period of the options. Amortization for the year ended December 31, 1996 amounted to $82,000 and is included in general and administrative expenses. The unamortized balance of deferred compensation was reflected as a deduction from stockholders' equity.

         The Company valued the Chairman's services at $80,000 for the year ended December 31, 1997, and has recorded this amount as a contribution to capital and compensation expense. This agreement was terminated in 1998.

10.      Major customers and customers' deposits

         Several customers each accounted for more than 10% of the Company's revenues as follows:

         For the year ended December 31, 1998, no customer accounted for more than 10% of the Company's revenue.

         1997     Two customers accounted for 41% and 27 % of revenues,
                   respectively.

         1996     One customer accounted for 18% of revenue.

         Export revenues represented approximately $84,000, $1,123,000 and $842,000 of the Company's revenues in 1998, 1997 and 1996.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

11.      Stock options and warrants

         (a)      Stock option plan

         On January 1, 1994, the Company's Board of Directors and sole stockholder adopted the American Drug Company 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. Under the Stock Option Plan, a total of 2,000,000 shares of Common Stock have been reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiary, and to consultants and other individuals providing services to the Company.

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

         In June 1998, the Company cancelled 1,440,000 options and issued 1,500,000 common stock options at a price of $.13 per share to both employees of the Company and employees of GP Strategies who provide services to the Company under the management services agreement. The Company recorded a deferred compensation expense of $90,000 related to the issuance of the options to the employees of GP Strategies.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         (a)      Stock option plan (Continued)

         At December 31, 1998 and 1997, the per share weighted-average fair value of stock options granted during 1998 and 1996 was $.06 and $.40, on the date of grant using the modified Black Scholes option-pricing model with the following assumptions: 1998 - expected dividend yield 0%, risk-free interest rate of 5.6%, expected volatility of 66.7% and an expected life of 3 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 105.6%, and an expected life of 5 years. There were no stock options granted during the year ended December 31, 1997.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees of the Company. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                              1998       1997
                                                              ----       ----
         Net loss                   As reported              $(664)      $(857)
                                    Pro forma                 (670)       (869)
         Basic and diluted
          loss per share            As reported               (.05)       (.07)
                                    Pro forma                 (.05)       (.07)

         Pro forma net income reflects only options granted in 1995 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         Stock option activity during the periods indicated is as follows:

                                     Number of            Weighted-Average
                                      Shares               Exercise Price

Balance at December 31, 1995        1,510,000                $    .50

         Granted                       90,000                     .50
                                    ----------               --------
Balance at December 31, 1996        1,600,000                     .50
                                    -----------             ---------


         Expired                      (60,000)                    .50
                                     ------------            --------
Balance at December 31, 1997         1,540,000                    .50
                                    -----------              --------

         Granted                     1,500,000                    .13
         Cancelled                  (1,440,000)                   .50
                                    -----------               --------
Balance at December 31, 1998          1,600,000                   .15
                                    ===========              ========

         At December 31, 1998 and 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.13 to $.50 and $.50 and 3 years and 3 years, respectively.

         At December 31, 1998, 1997 and 1996, the number of options exercisable was 1,350,000, 1,509,996 and 1,539,999, respectively, and the weighted-average exercise price of exercisable options was $.17, $.50 and $.50, respectively.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         (b)      Warrants to purchase common stock

         In August 1994, GP Strategies entered into a Transfer and Distribution Agreement with the Company whereby GP Strategies transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to GP Strategies (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to GP Strategies stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to GP Strategies stockholders. Each warrant was initially exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1998 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances and in August 1998, the Board of Directors approved a two-year extension of the Company's warrants until August 5, 2000 and an increase in the exercise price to $.75 per share, subject to adjustment in certain circumstances.

         The Company has the right to cancel the warrants if the closing price of the Company's common stock as quoted by the OTC Bulletin Board during any ten consecutive trading days shall equal or exceed $1.00 per share.

12.      Loans and advances from GP Strategies

         In August 1994, GP Strategies entered into a $2.5 million loan agreement with NPD Trading, under which GP Strategies would fund the loan with either securities or cash, at its option. At September 30, 1998, the Company had borrowed the full $2,500,000 under its loan agreement with GP Strategies and therefore had no remaining borrowing availability under this agreement. GP Strategies advanced additional funds to the Company, until the third quarter of 1998, when the total amount due to GP Strategies, including accrued interest totaled approximately $5,407,000. During the third quarter of 1998, GP Strategies deemed that the Company would not have the ability to repay its loan to GP Strategies, and therefore made the decision to contribute the amount due to capital in excess of par value.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

13.      Commitments and contingencies

The Company has several noncancellable leases which cover real property, machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows(in thousands):
                        Real               Machinery and
                     property                  equipment                Total

1999                  $ 1,266                    $ 1,291               $ 2,557
2000                    1,266                      1,019                 2,285
2001                      949                        602                 1,551
2002                      886                        404                 1,290
2003                      886                         97                   983
After 2003              3,031                         20                 3,051
------------------------------------------------------------------------------
Total                 $ 8,284                     $3,433               $11,717
------------------------------------------------------------------------------

During  1998,  1997 and  1996,  the  Company  incurred  $804,000,  $158,000  and
$164,000, respectively, of rental expenses.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

         KPMG LLP was previously the Company's and its subsidiaries principal accountants. On November 10, 1998, that firm's appointment as principal accountants was terminated and Richard A. Eisner & Company, LLP was engaged as principal accountants to audit the accounts of the Company and subsidiaries for the year ending December 31, 1998. The decision to change accountants was recommended by the Board of Directors of the Company.

         In connection with the audits of the fiscal years ended December 31, 1996 and December 31, 1997, and the subsequent interim periods through June 30, 1998, there were no disagreements through November 10, 1998 with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1997 and December 31, 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG LLP's auditors' report on the consolidated financial statements of the Company and its subsidiary as of and for the years ended December 31, 1997 and 1996 contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

         Information with respect to Executive Compensation is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information with respect to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions

         Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page

        Independent Auditors' Reports.......................................18

        Financial Statements:

        Consolidated Balance Sheets -
        December 31, 1998 and 1997..........................................20

        Consolidated Statements of
        Operations - Years ended
        December 31, 1998, 1997 and 1996....................................22

        Consolidated Statements of Changes in
        Stockholders' Equity (Deficiency)- Years
        ended December 31, 1998, 1997 and 1996..............................23

        Consolidated Statements of Cash Flows
        Years ended December 31, 1998, 1997 and 1996........................24

        Notes to Consolidated Financial Statements..........................25

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)   See accompanying Index to Exhibits

(b) On November 10, 1998, the Registrant filed a Report on Form 8-K reporting a change in the Registrant's Certifying Accountants in response to Item 4.

                                                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN DRUG COMPANY

                                          Richard T. Grad, President
                                          and Chief Executive Officer
Dated:   March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title


Richard T. Grad           President, Chief Executive Officer and Director
                          (Principal Executive and Operating Officer)

Jerome I. Feldman         Chairman of the Board


Cindy Krugman             Vice President and Controller
                          (Principal Financial and Accounting Officer)

Scott N. Greenberg        Director


Charles Dawson            Director

                                INDEX TO EXHIBITS


Exhibit No.                  Document                                     Page


3. Amended Certificate of Incorporation of the Registrant. Incorporated herein by reference to
               Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.1 Management Services Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant.
               Incorporated   herein  by   reference  to  Exhibit  10.3  of  the
               Registrant's Registration Statement on Form S-1 filed on July 22,1994, Registration Statement No. 33-78252.

10.2           Employment Agreement, dated as of January 1, 1994, between Martin
               M. Pollak and the Registrant. Incorporated herein by reference to
               Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.3 Consulting Agreement, dated as of January 1, 1994, between Jerome I. Feldman and the Registrant. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.4 Form of Warrant Agreement, dated as of August 5, 1994, between the Registrant, The Harris Trust Company of New York, as Warrant Agent, and the holder of Warrants from time to time. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No.
               33-78252.

10.5 Voting Agreement, dated as of August 31, 1998, from GP Strategies Corporation.*

10.6 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994.*

10.7 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc.*

10.8 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc.*

10.9 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters.*

10.10          Form  of 7% Convertible Note due 2001 of the Registrant.
               Incorporated   herein  by   Reference   to  Exhibit  4.1  of  the
               Registrant's Form 10-Q for the second quarter ended June 30, 1996.

10.11 Asset Purchase Agreement dated as of August 31, 1998 between American Drug Company and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

10.12 Loan and Security Agreement by and among Fleet Bank, National Association in its capacity as Agent for the ratable benefit of Lenders named Within and The Lenders named Herein and Five Star Group, Inc. formerly Five Star Acquisition Group Incorporated herein by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1998.

16             Letter from KPMG Peat Marwick re change in certifying accountant.
               Incorporated by reference to Exhibit 16 to the Registrant's Report on Form 8-K filed in November 18, 1998

21             Subsidiaries.*

22             N/A

23             Consent of Independent Auditors*

*Filed herewith