Form 10-K/A
period 1998-12-31
AMERICAN DRUG CO
filed 1999-04-26
CIK 922408

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                           Outstanding at March 15, 1999
-----                                            -----------------------------
Common Stock, par value $.01 per share                13,020,155 shares

DOCUMENTS INCORPORATED BY REFERENCE:                    None

Item 10. Directors and Executive Officers of the Registrant is Hereby Amended and Restated in its Entirety as Follows:

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                   Age       Position
Jerome I. Feldman      70        Chairman of the Board
Richard T. Grad        61        President, Chief Executive Officer and Director
Charles Dawson         43        Vice President and Director
Bruce Sherman          46        Vice President and Director
Steven Schilit         52        Vice President and Director
Joseph Leven           46        Vice President
Cindy Krugman          38        Vice President and Controller
Martin M. Pollak       71        Director
Scott N. Greenberg     42        Director

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. He is founder of, and since 1959, has been President and Chief Executive Officer and a director of GP Strategies Corporation ("GPS"), a global provider of performance improvement services and products. He has been a director of GSE Systems, Inc., ("GSE") since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also a Trustee of the New England Colleges Fund.

         Richard T. Grad has been President and Chief Executive Officer and a director of the Company since September 1998 and President of Five Star Group, Inc., a wholly-owned subsidiary of the Company ("Five Star") since 1985.

         Charles Dawson has been Vice President and a director of the Company since September 1998, Vice President of Merchandising of Five Star since 1993 and Merchandising Manager from 1992.

         Bruce Sherman has been Vice President and a director of the Company since September 1998 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association.

         Steven Schilit has been Vice President and a director of the Company since September 1998 and since 1981 has held several executive positions with Five Star. He has been a director of United Paint Sundry Distributors, a buying group, since 1996.

         Martin M. Pollak has been a director of the Company since 1994 and President and Chief Executive Officer from 1994 to September 1998. He is founder of, and since 1959, has been Executive Vice President and Treasurer and a director of GPS and a director of GSE from 1994 to March 1999. Mr. Pollak is the former Chairman of the Czech and Slovak United States Economic Council and a trustee of the Board of Trustees of the Worcester Foundation for Experimental Biology.

         Scott N. Greenberg has been a director of the Company since September 1998, a director of GPS since 1987 and Executive Vice President and Chief
Financial Officer since June 1998 and since 1985 has held several executive positions. Mr. Greenberg is a nominee for director of GSE.

         Joseph Leven has been Vice President of the Company since September 1998; Vice President of Operations of Five Star since 1995 and since 1976 has held various managerial positions with Five Star. Mr. Leven is the nephew of Mr. Grad.

         Cindy Krugman has been Vice President and Controller of the Company since September 1998, and Controller of Five Star since 1985. Ms. Krugman is the daughter of Mr. Grad.

         At each annual meeting of stockholders, directors are elected to serve for a term of office to expire at the next annual meeting of stockholders after their election. Under the Company's bylaws, the number of directors constituting the entire Board of Directors shall be fixed, from time to time, by the directors then in office, who may decrease or increase the number of directors by majority action without soliciting stockholder approval. The Company does not currently pay compensation to directors for service in that capacity.

Item 1. Executive Compensation is Hereby Amended and Restated in its Entirety as Follows:

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officer for the services rendered in 1998.

                           SUMMARY COMPENSATION TABLE


                                                                    Long-Term
                                                                  Compensation
                                                                     Awards
                                          Annual Compensation         Stock       All Other
                                          Salary        Bonus        Options    Compensation
Name and Principal Position      Year       ($)          ($)           (#)            ($)
---------------------------      ----     -------       -----     ------------  ------------

Richard T. Grad                  1998    47,594(1)          -0-         -         1,943(2)
President, Chief Executive
Officer
------------------

(1) Mr. Grad became the Chief Executive Officer of the Company effective Septmember 30, 1998 and the above compensation relates to the period September 30, 1998 through December 31, 1998.

(2) Includes $911 as a matching contribution made by the Company to the 401(k) Savings Plan and $1,032 for Group Term Life Insurance paid by the Company for the period September 30, 1998 though December 31, 1998.

Option Grants in 1998

         No options were granted in 1998 to the named executive officer pursuant to the 1994 Stock Option Plan of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management is Hereby Amended and Restated in its Entirety as Follows:

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of April 15, 1999, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all officers and directors of the Company as a group.

                                              Beneficial Ownership

                                         Number of             Percentage
Name and Address                     Common Shares             of Class

GP Strategies Corporation             4,830,104(1)                    37%
9 West 57th Street
New York, NY 10019

Jerome I. Feldman                     5,424,740(2)                    41

Richard T. Grad                         224,883(3)                   1.7

Charles Dawson                          207,308(3)                   1.6

Bruce Sherman                           207,308(3)                   1.6

Steven Schilit                          207,838(3)                   1.6

Martin M. Pollak                        592,953(4)                   4.4

Scott N. Greenberg                      129,150(3)                     *

All directors and officers
as a group (9persons)                 2,457,777(3)                  17.6
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) GP Strategies has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions - GP Strategies' Capital Stock Interest."

(2) Includes (i) 4,830,104 shares of Common Stock beneficially owned by GP Strategies, (ii) 93,463 shares of Common Stock held by Mr. Feldman
         (iii), 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by GP Strategies and his family.

(3) Includes (i) 194,883 and 4,150 shares of Common Stock held by Messrs. Grad and Greenberg, respectively, 192,308 shares of Common Stock held by each of Messrs. Dawson, Sherman, and Schilit and 1,223,855 shares for all executives and officers as a group, (ii) 30,000 and 125,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Messrs. Grad and Greenberg, respectively, 15,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman , Schilit and
         (iii) 975,000 shares for all executives and officers as a group.

(4) Includes (i) 85,204 shares of Common Stock held by Mr. Pollak (ii), 6,132 shares of Common Stock which are held by Mr. Pollak's wife, (iii) 1,617 shares of Common Stock which are held by a foundation in which Mr. Pollak is a Trustee and (iv) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Pollak. Mr. Pollak disclaims beneficial ownership of the shares owned by his wife and the foundation.

Item 13. Certain Relationships and Related Transactions is Hereby Amended and Restated in its Entirety as follows:

Transactions with GP Strategies

         On September 30, 1998, a newly formed wholly owned subsidiary of the Company, Five Star purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GPS, substantially all of the operating assets of JL. The assets were purchased for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note payable to GPS bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003.

         As of January 1, 1994, the Company and GPS entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GPS. The services to be provided by GPS include legal, tax, accounting, insurance and employee benefit administration services. The Company pays GPS a fee of $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 1998 and 1999.

         Five Star leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $885,731. Five Star's lease for the Connecticut facility expires in February 2001 and its annual rent is $379,780. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. GPS has guaranteed the leases for two of the Five Star's warehouses in New Jersey and Connecticut totaling approximately $886,000 and $380,000 per year through 2007 and 2001, respectively.

         GPS holds approximately shares of Common Stock, representing approximately 37% of the Common Stock issued and outstanding on April 15, 1999 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GPS has entered into a Voting Agreement pursuant to which it has agreed that, for a period of three years from August 31, 1998 it will vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GPS; and
(ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. GPS. See "Principal Stockholders."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      AMERICAN DRUG COMPANY



                                      Richard T. Grad
                                      President and Chief Executive Officer

Dated:  April 26, 1999