Form 10-Q
period 1999-03-31
AMERICAN DRUG CO
filed 1999-05-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1999

                                       or

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

                  Yes      X                                  No

Number of shares outstanding of each of issuer's classes of common stock as of May 10, 1999:


         Common Stock                                     13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets-
              March 31, 1999 and December 31, 1998                         1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 1999 and 1998                   3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998                   4

            Notes to Consolidated Condensed Financial
              Statements                                                   5

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

Part II.    Other Information                                             11

            Signatures                                                    12

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                     March 31,     December 31,
                                                     1999              1998
     ASSETS                                        (unaudited)            *
Current assets

Cash                                              $         88     $      119
Accounts receivable, net                                13,448          9,697
Inventory (finished goods)                              23,784         22,446
Prepaid expenses and other current assets                  204             29
                                                   -----------     ----------

Total current assets                                    37,524         32,291
                                                     ---------      ---------

Property, plant and equipment, at cost                   1,018            985
Less accumulated depreciation                             (215)          (173)
                                                    ----------      ---------
                                                           803            812
                                                   -----------      ---------

Other assets                                                76             76
                                                   -----------     ----------
                                                      $ 38,403       $ 33,179
                                                      ========       ========




* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                     March 31,      December 31,
                                                       1999             1998
                                                    (unaudited)          *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                              $ 17,651         $ 16,971
Accounts payable and accrued expenses                15,011           10,625
                                                    -------         --------
Total current liabilities                            32,662           27,596
                                                    -------        ---------

Long-term debt to GP Strategies                       5,000            5,000
                                                    -------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (6,978)          (7,136)
                                                  ---------        ---------

Total stockholders' equity                              741              583
                                                 ----------       ----------
                                                   $ 38,403         $ 33,179
                                                   ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                         1999             1998
                                                      ----------        -------

Sales                                              $   21,160           $   167
Cost of goods sold                                     17,892               121
                                                    ---------           --------
Gross margin                                            3,268                46

Selling, general and
 administrative expenses                               (2,553)             (232)

Management fee to GP Strategies                           (30)              (30)

Interest expense                                         (422)              (92)
                                                   ----------          ---------

Income (loss) before income taxes
 and extraordinary item                                   263             (308)
Income tax expense                                       (105)
                                                   ----------          --------
Income(loss) before extraordinary item                    158             (308)

Extraordinary item
Early extinguishment of debt                                               (89)

Net income (loss)                                   $     158         $   (397)
                                                    =========          =========

Income (loss) per share
 Basic and diluted before extraordinary item       $      .01         $   (.02)
                                                   ----------          --------
 Basic and diluted net loss per share                     .01             (.03)
                                                   ----------          -------


        See accompanying notes to the consolidated financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)
                                                             Three months
                                                            ended March 31,
                                                          1999           1998
Cash flows from operations:
Net income (loss)                                    $     158      $    (397)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Loss from extinguishment of debt                                           89
Depreciation and amortization                               42              2
Changes in other operating items:
Accounts receivable, trade                              (3,751)             9
Inventory                                               (1,338)            51
Prepaid expenses and other current assets                 (175)
Accounts payable and other accrued expenses              4,386            (27)
                                                     ---------       ---------
Net cash used in operations                               (678)          (273)
                                                    ----------       ---------

Cash flows from investing activities:
Additions to property plant and equipment                  (33)
Net cash used in investing activities                      (33)

Cash flows from financing activities:
Net proceeds from short-term borrowings                    680
Loans from GP Strategies                                                   175
                                                    ----------       ---------
Net cash provided by financing activities                  680             175
                                                    ----------       ---------

Net decrease in cash                                       (31)            (98)
Cash at beginning of period                                119             225
                                                    ----------       ---------
Cash at end of period                               $       88       $     127
                                                    ==========       =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                           $     322       $
                                                     =========       ==========


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company at March 31, 1999, and the results of its operations, changes in stockholders' equity and cash flows for the three months then ended. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the American Drug Company Form 10-K.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)


2.       Earnings (loss) per share

         Earnings (loss) per share (EPS) for the periods ended March 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                              Three months
                                                            ended March 31,
                                                           1999           1998
Basic EPS
         Net income (loss)                            $     158      $    (397)
         Weighted average shares
          Outstanding                                    13,020         13,020
         Basic earnings (loss) per share             $      .01     $    (.03)
                                                     ----------     ---------

Diluted EPS
         Net income (loss)                            $     158      $    (397)

         Weighted average shares
          outstanding                                    13,020         13,020
         Dilutive effect of stock options
          and warrants                                      907
         Weighted average shares
          outstanding, diluted                           13,927         13,020
                                                      ---------       --------

         Diluted earnings (loss) per share         $        .01     $    (.03)
                                                   ------------     ---------

         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Overview

On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly Five Star Group, Inc.) substantially all the operating assets of JL. JL is a wholly-owned subsidiary of GP Strategies Corporation (GP Strategies). The assets were purchased for approximately $16,476,000 in cash and a $5,000,000 unsecured five year senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast.

The purchase by the Company of the assets of Five Star has changed the focus of the Company. The Company plans to focus its efforts in the future on growing the distribution business, and has taken several steps to reduce its traditional operations from both a business and cost perspective.

As a result of the purchase of the assets of Five Star, the Company has shut down its Moscow and Washington offices and scaled back the operations of its Prague office with respect to the business of NPD Trading.

Liquidity and Capital Resources

At March 31, 1999 the Company had cash of $88,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 1999, the Company had borrowed $17,651,000 and had $3,685,000 of additional availability under the loan agreement.

The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the working capital requirements of Five Star as well as the limited operations of the Company's Prague office.

Results of Operations

Because of the September 30, 1998 purchase of the assets of Five Star and the change in focus of the Company, results of operations for the three months ended March 31, 1999 are not comparable to results for the corresponding period of the prior year.




Sales

The Company had sales of $21,160,000 for the three months ended March 31, 1999, all of which were generated by Five Star, compared to sales of $167,000 for the three months ended March 31, 1998, which related to consulting revenue earned by the Company.

Gross margin

The Company had gross margin of $3,268,000 for the three months ended March 31, 1999, compared to $46,000 for the three months ended March 31, 1998. The increased gross margin was the result of the sales volume generated by Five Star during the first quarter of 1999.


Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $2,553,000 for the three months ended March 31, 1999, compared to $232,000 for the three months ended March 31,1998. The increased SG&A expense in 1999 is attributable to the operations of Five Star during the first quarter of 1999, partially offset by reduced SG&A costs incurred by the Company due to the shut down of the Moscow and Washington D.C. offices, and the scaling back of operations in Prague.

Interest expense

The Company had interest expense of $422,000 for the three months ended March 31, 1999, compared to interest expense of $92,000 for the three months ended March 31,1998. The increased interest expense in 1999 is the result of both the short-term borrowings incurred by Five Star, as well as the interest incurred on the $5,000,000 unsecured senior note, which agreements were both entered into on September 30, 1998. The increased interest expense in 1999 was partially offset by the contribution to Capital in excess of par value of the amount owed by GP Strategies to the Company during the third quarter of 1998.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company's primary operating subsidiary, Five Star has during the third quarter of 1998 entered into an agreement to purchase new software that will be year 2000 compliant. This previously planned software upgrade will manage the financial operations of Five Star including order entry, inventory control and accounts receivable and payable. Five Star has an implementation team led by the Director of Information Systems, which began the project on November 1, 1998. Five Star anticipates that they will complete the implementation of the new software by October 1, 1999. The cost of the new software, including implementation, is estimated to be approximately $400,000. Five Star has arranged financing for approximately $250,000 of the estimated cost over a four year period. In addition, Five Star's other major information system is its warehouse management system. Five Star is currently updating this system to a current release that is year 2000 compliant. There will be no additional cost to this upgrade since all upgrades related to the warehouse system are included in yearly maintenance.

Five Star has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $10,000.

In addition, Five Star is examining their exposure to the year 2000 issue in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers and other areas of communication. A failure of these systems may impact the ability of Five Star to service their customers which could have a material effect on their results of operations. These issues are being handled by the information systems and finance team at Five Star by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. Five Star believes that the cost of the programming and equipment upgrades will not be in excess of $50,000. In addition, certain personal computers and other equipment that is not year 2000 compliant will be upgraded through Five Star's normal process of equipment upgrades. Five Star believes that the evaluation and implementation process will be completed no later than the second quarter of 1999. Over the next year, Five Star plans to concentrate its efforts on the implementation of its new data processing systems, but it will also continue to develop and implement other information technology projects needed in the ordinary course of business.

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

The Company's various departments are communicating with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

The statements in this section regarding the effect of the year 2000 issue and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that Five Star will not achieve the projected levels of profitability and revenues, the risk that the Company might be unable to further scale down its operations in Prague, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits


            b.    Reports on Form 8-K

                  None

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                     AMERICAN DRUG COMPANY


DATE: May 14, 1999                                   BY:   Richard T. Grad
                                                           President


DATE: May 14, 1999                                   BY:   Cynthia Krugman
                                                           Vice President