Form 10-Q
period 1999-06-30
AMERICAN DRUG CO
filed 1999-08-10
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1999

                                       or

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


                        Yes X                   No______


Number of shares outstanding of each of issuer's classes of common stock as of August 9, 1999:

       Common Stock                                         13,020,155 shares

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 1999 and December 31, 1998                         1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                1999 and 1998                                             3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998                     4

            Notes to Consolidated Condensed Financial
                Statements                                                5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

           Qualification Relating to Financial Information               11

Part II.   Other Information                                             13

           Signatures                                                    14

                          PART I. FINANCIAL INFORMATION

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                   June 30,        December 31,
                                                   1999                 1998
     ASSETS                                      (unaudited)            *
Current assets

Cash                                              $      128     $      119
Accounts receivable, net                              14,457          9,697
Inventory (finished goods)                            21,732         22,446
Prepaid expenses and other current assets                                29
                                                 -----------     ----------

Total current assets                                  36,317         32,291
                                                    --------       --------

Property, plant and equipment, at cost                 1,053            985
Less accumulated depreciation                           (257)          (173)
                                                  ----------      ---------
                                                         796            812
                                                 -----------     ----------

Other assets                                              76             76
                                                 -----------     ----------
                                                    $ 37,189       $ 33,179
                                                    ========       ========




* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                 (in thousands)


                                                 June 30,         December 31,
                                                     1999             1998
                                              (unaudited)              *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                            $ 18,657         $ 16,971
Accounts payable and accrued expenses              12,646           10,625
                                                  -------         --------
Total current liabilities                          31,303           27,596
                                                  -------        ---------

Long-term debt to GP Strategies                     5,000            5,000
                                                  -------        ---------

Stockholders' equity

Common stock                                          130              130
Capital in excess of par value                      7,589            7,589
Accumulated deficit                                (6,833)          (7,136)
                                                ---------        ---------

Total stockholders' equity                            886              583
                                               ----------       ----------
                                                 $ 37,189         $ 33,179
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

                                   (Unaudited)

                      (in thousands, except per share data)

                                                Three months ended                        Six Months ended
                                                 June 30,                                 June 30,

                                             1999            1998                    1999         1998
                                           --------        -------                 -------      ---------

Sales                                     $ 23,126      $      16                $ 44,286       $    158
Cost of goods sold                          19,113             21                  37,005            142
                                          --------     ----------                --------       --------
Gross margin                                 4,013              (5)                 7,281             16

Selling, general and administrative
 expenses                                    (3,328)          (198)                 (5,881)          (430)
Consulting fee                                                 55                                     80
Management fee to GP Strategies                 (30)           (30)                    (60)           (60)

Interest expense                               (370)           (85)                  (792)           (177)
                                         -----------    ----------              ---------        --------

Income (loss) before income taxes
 and extraordinary item                        285            (263)                   548            (571)
Income tax expense                             (140)                                  (245)
                                          ---------  -------------               ---------     -----------
Income (loss) before extraordinary
 item                                          145            (263)                   303            (571)

Extraordinary item
Early extinguishment of debt                                  (115)                                  (204)
                                        ----------      ----------           ------------         -------

Net income (loss)                        $     145    $     (378)                $    303         $  (775)
                                         =========    ==========                 ========         =======

Income (loss) per share
 Basic and diluted before extraordinary
  item                                  $      .01      $     (.02)             $     .02        $   (.04)
 Basic and diluted net loss
  per share                                    .01            (.03)                   .02            (.06)
                                        ==========      ==========             ==========        ========

See accompanying notes to the consolidated condensed financial statements.


                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                                                              Six months
                                                            ended June 30,
                                                       1999             1998
Cash flows from operations:
Net income (loss)                                    $   303         $    (775)
Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                            84                 5
 Loss from extinguishment of debt                                          204
 Deferred compensation                                                      40
 Changes in other operating items:
 Accounts receivable                                  (4,760)               19
 Inventory                                               714                51
 Prepaid expenses and other current assets                29
 Accounts payable and accrued expenses                 2,021
                                                    --------        ----------
 Net cash used in operations                          (1,609)             (456)
                                                    --------           -------

Cash flows from investing activities:
Additions to property, plant and equipment               (68)
Net cash used in investing activities                    (68)

Cash flows from financing activities:
Net proceeds from short-term borrowings                1,686
Loans from GP Strategies                                                   357
                                                   ---------         ---------
Net cash provided by financing activities              1,686               357
                                                    --------         ---------

Net increase (decrease) in cash                            9               (99)
Cash at beginning of period                              119               225
                                                   ---------         ---------
Cash at end of period                              $     128         $     126
                                                   =========         =========


   See accompanying notes to the consolidated condensed financial statements.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at June 30, 1999, and the results of its operations and cash flows for the six months then ended. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Results of operations and cash flows for the three and six month periods ended June 30, 1999 are not comparable to the corresponding periods of the prior year due to the acquisition of the Five Star Group on September 30, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the American Drug Company Form 10-K.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings (loss) per share

         Earnings (loss) per share (EPS) for the quarter and six months ended June 30, 1999 and 1998 are as follows (in thousands, except per share amounts):



                                                             Three months                             Six months
                                                            ended June 30,                            ended June 30,
                                                          1999           1998                    1999           1998
Basic EPS
         Net income (loss)                           $     145     $     (378)              $     303      $    (775)
         Weighted average shares
          Outstanding                                   13,020         13,020                  13,020         13,020
         Basic earnings (loss) per share             $     .01      $   (.03)               $     .02      $   (.06)
                                                    ----------      --------                ---------      --------

Diluted EPS
         Net income (loss)                           $     145     $     (378)               $    303       $   (775)

         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                     872                                    890
                                                    ----------   ------------               ---------   -------------
         Weighted average shares
          outstanding, diluted                          13,892          3,020                  13,910         13,020
                                                      --------       --------                 -------        -------

         Diluted earnings (loss) per share          $      .01     $    (.03)               $     .02      $   (.06)
                                                    ----------     ---------                ---------      --------

         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

3.       Subsequent event

         On July 14, 1999 the Company filed a proxy statement with the Securities and Exchange Commission to change its name to Five Star Products, Inc. The name change is consistent with the transformation of the Company into a distributor of home decorating, hardware and finishing products. On August 10, 1999 the stockholders of the Company will vote on the name change proposal.

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

Liquidity and Capital Resources

At June 30, 1999 the Company had cash of $128,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 1999, the Company had borrowed $18,657,000 and had $2,404,000 of additional availability under the loan agreement.

The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the working capital requirements of Five Star as well as the limited operations of the Company's Prague office.

Results of Operations

Because of the September 30, 1998 purchase of the assets of Five Star and the change in focus of the Company, results of operations for the quarter and six months ended June 30, 1999 are not comparable to results for the corresponding period of the prior year.

Sales

The Company had sales of $23,126,000 and $44,286,000 for the quarter and six months ended June 30, 1999, all of which were generated by Five Star, compared to sales of $16,000 and $158,000 for the quarter and six months ended June 30, 1998, which related to consulting revenue earned by the Company.

Gross margin

The Company had gross margin of $4,013,000 and $7,281,000 for the quarter and six months ended June 30, 1999, compared to $(5,000) and $16,000 for the quarter and six months ended June 30, 1998. The increased gross margin was the result of the sales volume generated by Five Star during 1999. The Company experienced an increased gross margin percentage in the second quarter ended June 30, 1999, compared to the first quarter of the year due to increased sales volume and the related operating efficiencies historically experienced during the second quarter of the year.


Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,328,000 and $5,881,000 for the quarter and six months ended June 30, 1999, compared to $198,000 and $430,000 for the quarter and six months ended June 30,1998. The increased SG&A expense in 1999 is attributable to the operations of Five Star during 1999, partially offset by reduced SG&A costs incurred by the Company due to the shut down of the Moscow and Washington D.C. offices, and the scaling back of operations in Prague.

Interest expense

The Company had interest expense of $370,000 and $792,000 for the quarter and six months ended June 30, 1999, compared to interest expense of $85,000 and $177,000 for the quarter and six months ended June 30,1998. The increased interest  expense  in  1999 is the  result  of both  the  short-term  borrowings incurred by Five Star, as well as the interest incurred on the $5,000,000 unsecured senior note, which agreements were both entered into on September 30, 1998. The increased interest expense in 1999 was partially offset by the contribution to Capital in excess of par value of the amount owed by GP Strategies to the Company during the third quarter of 1998.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company's primary operating subsidiary, Five Star during the second quarter of 1999 made the decision to modify their "home grown" systems to be year 2000 compliance. Five Star has an implementation team led by the Director of Information Systems. Five Star anticipates that they will complete the modifications of the software by October 1999. As to date, the programming and file structure changes have been completed. The testing of the systems began August 1, 1999 and is scheduled to continue for two months with an implementation date set for October 4, 1999. To insure the compliance of the modified software, the Director of Information Systems has scheduled two weekends in September to test the systems with the year 2000 active in their computer. In addition, Five Star's other major information system is its warehouse management system. Five Star is currently testing a current release that is year 2000 compliant. There will be no additional cost to this upgrade since all upgrades related to the warehouse system are included in yearly maintenance.

During the third quarter of 1998 Five Star entered into an agreement to purchase new software that will be year 2000 compliant. This previously planned software upgrade will manage the financial operations of Five Star including order entry, inventory control and accounts receivable and payable. Five Star has an implementation team led by the Director of Information Systems, which began the project on November 1, 1998. Five Star anticipates that they will complete the implementation of the new software in mid 2000. The cost of the new software, including implementation, is estimated to be approximately $400,000. Five Star has arranged financing for approximately $250,000 of the estimated cost over a four year period.

Five Star has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $10,000.

In addition, Five Star is examining their exposure to the year 2000 issue in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers and other areas of communication. A failure of these systems may impact the ability of Five Star to service their customers which could have a material effect on their results of operations. These issues are being handled by the information systems and finance team at Five Star by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. Five Star believes that the cost of the programming and equipment upgrades will not be in excess of $50,000. In addition, certain personal computers and other equipment that is not year 2000 compliant will be upgraded through Five Star's normal process of equipment upgrades. Five Star believes that the evaluation and implementation process will be completed no later than the third quarter of 1999. Over the next year, Five Star plans to concentrate its efforts on the implementation of its new data processing systems, but it will also continue to develop and implement other information technology projects needed in the ordinary course of business.

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

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that Five Star will not achieve the projected levels of profitability and revenues, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  June 30, 1999


         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the 1999 interim periods are not necessarily indicative of results to be expected for the entire year.

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            None

            b.    Reports on Form 8-K

                  None

                     AMERICAN DRUG COMPANY AND SUBSIDIARIES



                                  June 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN DRUG COMPANY




DATE: August 10, 1999                      BY:   Richard T. Grad
                                                 President


DATE: August 10, 1999                      BY:   Cynthia Krugman
                                                 Vice President