Form 10-Q
period 1999-09-30
FIVE STAR PRODUCTS INC
filed 1999-11-15
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
Commission File Number:                             033-78252

                            FIVE STAR PRODUCTS, INC.

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


                           Yes    X                  No______


Number of shares outstanding of each of issuer's classes of common stock as of November 12, 1999:

            Common Stock                                    13,020,155 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              September 30, 1999 and December 31, 1998                    1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                1999 and 1998                                             3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998               4

            Notes to Consolidated Condensed Financial
                Statements                                                5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

           Qualification Relating to Financial Information               11

Part II.   Other Information                                             12

           Signatures                                                    13

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                September 30,       December 31,
                                                  1999                    1998
     ASSETS                                     (unaudited)               *
Current assets

Cash                                            $        89        $      119
Accounts receivable, net                             12,065             9,697
Inventory (finished goods)                           20,907            22,446
Prepaid expenses and other current assets                55                29
                                                -----------       -----------

Total current assets                                 33,116            32,291
                                                   --------          --------

Property, plant and equipment, at cost                1,202               985
Less accumulated depreciation                          (306)             (173)
                                                 ----------         ---------
                                                        896               812
                                                -----------        ----------

Other assets                                             76                76
                                                -----------      ------------
                                                   $ 34,088          $ 33,179
                                                   ========          ========




* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                 September 30,     December 31,
                                                    1999                1998
                                                 (unaudited)              *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                               $ 16,392         $ 16,971
Accounts payable and accrued expenses                 11,639           10,625
                                                     -------         --------
Total current liabilities                             28,031           27,596
                                                     -------        ---------

Long-term debt to GP Strategies                        5,000            5,000
                                                     -------        ---------

Stockholders' equity

Common stock                                             130              130
Capital in excess of par value                         7,589            7,589
Accumulated deficit                                   (6,662)          (7,136)
                                                   ---------        ---------

Total stockholders' equity                             1,057              583
                                                   ---------       ----------
                                                    $ 34,088         $ 33,179
                                                    ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                  Three months ended               Nine Months ended
                                                   September 30,                    September 30,

                                                 1999            1998              1999         1998
                                               --------        -------            ------      ------

Sales                                         $ 21,241         $                $ 65,527      $  158
Cost of goods sold                              17,406                            54,411         142
                                              --------         -------          --------      ------
Gross margin                                     3,835                            11,116          16

Selling, general and administrative
 expenses                                       (3,036)          (155)            (8,917)       (585)
Consulting fee                                                      3                             83
Management fee to GP Strategies                    (30)           (30)               (90)        (90)

Interest expense                                  (457)                           (1,249)       (177)
                                              ---------        -------            -------     -------

Income (loss) before income taxes
 and extraordinary item                            312           (182)               860        (753)
Income tax expense                                (141)                             (386)
                                              ---------        -------           --------     -------
Income (loss) before extraordinary
 item                                              171           (182)               474         (753)

Extraordinary item
Early extinguishment of debt                                                                     (204)

Net income (loss)                            $     171        $  (182)           $   474      $  (957)
                                             =========        ========           =======       =======

Income (loss) per share
Basic before extraordinary item             $      .01        $  (.01)           $   .04      $  (.06)
Diluted before extraordinary item                  .01           (.01)               .03         (.06)
Basic net income (loss) per share                  .01           (.01)               .04         (.07)
Diluted net income (loss) per share                .01           (.01)               .03         (.07)
                                            ==========        ========           =======       ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                                                            Nine months
                                                         ended September 30,
                                                         1999             1998
Cash flows from operations:
Net income (loss)                                     $   474           $ (957)
Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                            133                5
 Loss from extinguishment of debt                                          204
 Deferred compensation                                                      40
 Changes in other operating items:
 Accounts receivable                                   (2,368)              (9)
 Inventory                                              1,539
 Prepaid expenses and other current assets                (26)
 Accounts payable and accrued expenses                  1,014
                                                    ---------           -------
 Net cash provided by (used in) operations                766             (717)
                                                    ---------           -------

Cash flows from investing activities:
Net assets of Five Star, less cash acquired                             (16,291)
Additions to property, plant and equipment               (217)
                                                    ---------           -------
Net cash used in investing activities                    (217)          (16,291)
                                                    ---------           -------

Cash flows from financing activities:
Net (repayments of) proceeds from
 short-term borrowings                                   (579)           16,476
Loans from GP Strategies                                                    545
                                                    ---------           -------
Net cash (used in) provided by financing
 activities                                              (579)           17,021
                                                    ---------           -------

Net (decrease) increase in cash                           (30)               13
Cash at beginning of period                               119               225
                                                    ---------         ---------
Cash at end of period                               $      89         $     238
                                                    =========         =========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Change of name

         On August 10, 1999 the Stockholders of the Company voted to change its name from American Drug Company to Five Star Products, Inc. The name change is consistent with the transformation of the Company into a distributor of home decorating, hardware and finishing products.

2.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at September 30, 1999, and the results of its operations and cash flows for the nine months then ended. The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Results of operations and cash flows for the three and nine month periods ended September 30, 1999 are not comparable to the corresponding periods of the prior year due to the acquisition of the Five Star Group on September 30, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures included in the American Drug Company Form 10-K for the year ended December 31, 1998.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.       Earnings (loss) per share

         Earnings (loss) per share (EPS) for the quarter and nine months ended September 30, 1999 and 1998 are as follows (in thousands, except per share amounts):


                                                             Three months                     Nine months
                                                       ended September 30,                ended September 30,
                                                          1999           1998             1999           1998
Basic EPS
         Net income (loss)                           $     171     $     (182)       $     474      $    (957)
         Weighted average shares
          Outstanding                                   13,020         13,020           13,020         13,020
         Basic earnings (loss) per share             $     .01     $     (.01)       $     .04      $    (.07)
                                                    ----------      --------         ---------      --------

Diluted EPS
         Net income (loss)                           $     171     $     (182)        $    474       $   (957)

         Weighted average shares
          outstanding                                   13,020         13,020           13,020         13,020
         Dilutive effect of stock options
          and warrants                                     825                             860
                                                    ----------     ------------        ---------   -------------
         Weighted average shares
          outstanding, diluted                          13,845         13,020           13,888         13,020
                                                      --------     ------------          -------   -------------

         Diluted earnings (loss) per share          $      .01     $    (.01)        $     .03      $   (.07)
                                                    ----------     ------------         ---------   ------------

         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

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

As a result of the purchase of the assets of Five Star, the Company has shut down its Moscow and Washington offices and scaled back the operations of its Prague office with respect to the business of NPD Trading. For the nine months ended September 30, 1999, the Company incurred losses of $105,000 before income taxes related to the business of NPD Trading. Of this total, approximately $74,000 pertained to severance and shut down costs related to the Washington and Prague offices.


Liquidity and Capital Resources

At September 30, 1999 the Company had cash of $89,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 1999, the Company had borrowed $16,392,000 and had $2,200,000 of additional availability under the loan agreement.

The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the working capital requirements of Five Star as well as the limited operations of the Company's Prague office.

Results of Operations

Because of the September 30, 1998 purchase of the assets of Five Star and the change in focus of the Company, results of operations for the quarter and nine months ended September 30, 1999 are not comparable to results for the corresponding periods of the prior year.

Sales

The Company had sales of $21,241,000 and $65,527,000 for the quarter and nine months ended September 30, 1999, all of which were generated by Five Star, compared to sales of zero and $158,000 for the quarter and nine months ended September 30, 1998, which related to consulting revenue earned by the Company.

Gross margin

The Company had gross margin of $3,835,000 and $11,116,000 for the quarter and nine months ended September 30, 1999, compared to $16,000 for the nine months ended September 30, 1998. The increased gross margin was the result of the sales volume generated by Five Star during 1999. The Company experienced an increased gross margin percentage in the third quarter ended September 30, 1999, compared to the first six months of the year due to increased sales volume and the related operating efficiencies historically experienced during the second and third quarters of the year.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,036,000 and $8,917,000 for the quarter and nine months ended September 30, 1999, compared to $155,000 and $585,000 for the quarter and nine months ended September 30,1998. The increased SG&A expense in 1999 is attributable to the operations of Five Star during 1999, partially offset by reduced SG&A costs incurred by the Company due to the shut down of the Moscow and Washington D.C. offices, and the scaling back of operations in Prague.

Interest expense

The Company had interest expense of $457,000 and $1,249,000 for the quarter and nine months ended September 30, 1999, compared to interest expense of $177,000 for the nine months ended September 30,1998. The increased interest expense in 1999 is the result of both the short-term borrowings incurred by Five Star, as well as the interest incurred on the $5,000,000 unsecured senior note, which agreements were both entered into on September 30, 1998. The increased interest expense in 1999 was partially offset by the contribution to Capital in excess of par value of the amount owed by the Company to GP Strategies during the third quarter of 1998.

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company's primary operating subsidiary, Five Star during the second quarter of 1999 made the decision to modify their "home grown" systems to be year 2000 compliant. Five Star has an implementation team led by the Director of Information Systems. Five Star has completed the modifications and has successfully tested that the software is year 2000 compliant. In addition, Five Star's other major information system is its warehouse management system. Five Star has installed and completed testing a current release that is year 2000 compliant. There will be no additional cost to this upgrade since all upgrades related to the warehouse system are included in yearly maintenance.

In addition, Five Star has examined their exposure to the year 2000 issue in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers and other areas of communication. A failure of these systems may impact the ability of Five Star to service their customers which could have a material effect on their results of operations. These issues have been handled by the information systems and finance team at Five Star by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. In addition, certain personal computers and other equipment that is not year 2000 compliant has been upgraded through Five Star's normal process of equipment upgrades. Five Star believes that the evaluation and implementation process has been completed. Over the next year, Five Star plans to continue to develop and implement other information technology projects needed in the ordinary course of business.

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

The Company's various departments are continuing to communicate with their principal customers and vendors about their year 2000 readiness. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               September 30, 1999


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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (b) At the Annual Meeting of Stockholders held on August 10, 1999, the following individuals were elected to serve as directors of the Company for a one-year term, with each individual nominee receiving the following votes:

         Director                         Votes For              Votes Withheld

         Jerome I. Feldman                10,137,805               93,982,000
         Richard T. Grad                  10,181,701               50,086,000
         Charles Dawson                   10,185,001               46,786,000
         Bruce Sherman                    10,172,163               59,624,000
         Steven Schilit                   10,185,001               46,786,000
         Scott N. Greenberg               10,185,001               46,786,000
         Michael D. Feldman               10,146,113               85,674,000

              (c) The proposal to amend the Company's Certificate of Incorporation, as amended, changing the name of the Company from American Drug Company to Five Star Products, Inc. received 10,163,998 votes for, 48,081 votes against, and 19,708 votes withheld.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  3(i). Certificate of Amendment of Certificate of Incorporation of American Drug Company changing its name to Five Star Products, Inc. filed with the State of Delaware on August 10, 1999.

                  19. Copy of Notice of Meeting and Proxy Statement for Annual Meeting of Shareholders held on August 10, 1999, filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities and Exchange Act of 1934.


              b.  Reports on Form 8-K

              None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES



                               September 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                  FIVE STAR PRODUCTS, INC.



DATE: November 15, 1999                           BY:   Richard T. Grad
                                                        President


DATE: November 15, 1999                           BY:   Cynthia Krugman
                                                        Vice President