Form 10-K
period 1999-12-31
FIVE STAR PRODUCTS INC
filed 2000-03-30
CIK 922408

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.01 Par Value
                                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                         No

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 3, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $2,538,422 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 3, 2000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 3, 2000
Common Stock, par value $.01 per share                  13,020,195 shares

DOCUMENTS INCORPORATED BY REFERENCE:                          None

                                TABLE OF CONTENTS

PART I                                                                      Page

     Item 1. Business.........................................................1

     Item 2. Properties.......................................................6

     Item 3. Legal Proceedings................................................7

     Item 4. Submission of Matters to a Vote of Security Holders..............7

PART II

     Item 5. Market for the Registrant's Common

     Equity and Related Stockholder Matters...................................8

     Item 6. Selected Financial Data..........................................9

     Item 7.  Management's Discussion and Analysis of

     Financial Condition and Results of Operations...........................10

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....13

     Item 8. Financial Statements and Supplementary Data.....................14

     Item 9.  Changes in and Disagreements with

     Accountants on Accounting and Financial Disclosure......................37

PART III

     Item 10. Directors and Executive Officers of the Registrant.............38

     Item 11. Executive Compensation.........................................40

     Item 12. Security Ownership of Certain Beneficial

     Owners and Management...................................................44

     Item 13. Certain Relationships and Related Transactions.................45

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and

     Reports on Form 8-K.....................................................47

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of Five Star Products, Inc. (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 1999 Five Star had sales of approximately $83,000,000.

         The Company was organized in 1993, as a wholly-owned subsidiary of GP Strategies to initiate marketing and sales activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). NPD Trading (USA) Inc. ("NPD Trading") was formed in January 1990 as a wholly-owned subsidiary of GP Strategies to provide consulting services to American and Western corporations in Russia and Eastern Europe. The Company now has two wholly owned subsidiaries, Five Star and NPD Trading. On August 10, 1999, the Company changed its name to Five Star Products, Inc. from American Drug Company to reflect its new industry focus.

         The purchase by the Company of the assets of Five Star changed the focus of the Company. The Company plans to focus its efforts on growing the distribution business and has scaled back the operations of its Prague office with respect to the business of NPD Trading.

         (b) Financial Information about Industry Segments

         This item is not applicable because the Company has only a single line of business.

         (c) Narrative Description of Business

Five Star

                  Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star is composed of two strategically located warehouse distribution centers and office locations in New Jersey and Connecticut with over 360,000 square feet of space. All operations are coordinated by senior management from the headquarters in New Jersey, with each strategically located facility having its own sales force.

         In January 2000, Five Star expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia. This new sales force is currently generating revenues in excess of $8,000,000 on an annual basis. Five Star intends to service this new territory from its 250,000 square foot East Hanover, New Jersey facility, from which it currently services the Northeast. Five Star's ability to service this territory from its existing New Jersey facility will enable Five Star to leverage its fixed costs over a broader revenue base.

         Five Star is a leading distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. Five Star offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and Minnesota Mining Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked at each facility. Furthermore, all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

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

Customers

      Five Star's largest customer accounted for approximately 2.79% of its sales in 1999 and its 10 largest customers accounted for approximately 12.21% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

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

      Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory relative to its competitors and thus can boast fill ratios of approximately 95%, as compared to industry averages as reported in trade publications of approximatety 87%.

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

         Five Star has continually enhanced its growth through complementary acquisitions which have allowed it to preempt much of its competition as a high-quality, competitively priced distributor.

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself market which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home-improvements because they cannot afford contractor services or the cost to trade up to bigger homes and in times of economic strength consumers spend heavily in home improvements because they believe they can afford to complete their home improvement projects. In 1999, Americans purchased more than $164 billion on home improvement products. These purchases are expected to grow at a compounded rate of 4.2% till 2003.

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

         Concomitantly, hardware stores that are affiliated with the large, dealer-owned distributors such as Ace also utilize Five Star's services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products to choose from.

NPD Trading

         NPD Trading provided ICF Kaiser International ("ICF") with technical and commercial assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. To date, the Company has received $1 million for this assistance. The Company expects to receive another $1 million payment contingent upon the completed construction on the mini mill.

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into an aggregate of 82,306 shares of GP Strategies common stock. In accordance with the terms of the original agreement, the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes shares of the Company's common stock at a price equal to 60% of its then current market value. However, on April 30, 1998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock which GP Strategies was entitled to, the Company would assign to GP Strategies its expected future payments in the amount of approximately $1,000,000 from ICF as a success fee in connection with the completion of the Company's consulting project in the Czech Republic.

Employees

         The Company employs 250 people. Management-employee relations are considered excellent at both of Five Star's warehouse facilities. Unions represent approximately 120 of Five Star's employees, warehouse personnel and drivers. The Teamsters union represent the 120 union employees at New Jersey. Connecticut is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 15, 2000.

(d) Financial Information about Foreign and Domestic Operations and Export
    Sales

         Not Applicable.

Item 2. Properties

         Five Star leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $885,731. Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $379,780 through February 28, 2001 and $402,120 thereafter. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. As part of the Management Services Agreement, GP Strategies receives $10,000 a month for services provided by GP Strategies employees, such as management, legal, tax, accounting, insurance and employee benefit administration services.

         The facilities leased by the Company and Five Star are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3. Legal Proceedings

         The Company is not a party to any legal proceedings the outcome of which are believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition of the Company

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The following table presents the high and low prices for the Common Stock for 1999 and 1998. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

            Quarter                        High                        Low

1999        First                          $0.42                       $0.32

            Second                         $0.39                       $0.30

            Third                          $0.38                       $0.30

            Fourth                         $0.32                       $0.19

1998        First                          $0.14                       $0.05

            Second                         $0.42                       $0.11

            Third                          $0.45                       $0.25

            Fourth                         $0.45                       $0.30

----------

         The number of shareholders of record of the Common Stock as of March 3, 2000 was 4,532. On March 3, 2000, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.36. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

                                                         Years Ended December 31,

                                                1999        1998        1997        1996      1995
                                                ----        ----        ----        ----      ----

Statement of Operations Data:

Revenue                                      $83,232     $17,184      $2,047     $ 1,104      $ 529
Cost of goods sold                            68,646      13,686         936         496        155
General and administrative

 expenses                                     11,627       3,187       1,385       1,674      1,690
Net income (loss)                                647        (664)       (857)    (1,498)     (1,604)

Income (loss) per share:
Basic and diluted

 before extraordinary item                       .05       (.03)       (.07)       (.12)      (.12)
Basic and diluted                                .05       (.05)       (.07)       (.12)      (.12)

                                                                 December 31,
                                                    -------------------------

                                                1999        1998        1997        1996      1995
                                                ----        ----        ----        ----      ----

Balance Sheet Data:

Current assets                             $  32,810   $  32,291      $  514      $1,018     $  550
Current liabilities                           27,598      27,596         199         152        356
Non current liabilities                        5,000       5,000       4,933       4,739      2,633
Working capital                                5,212       4,695         315         866        194
Total assets                                  33,828      33,179         552       1,088        602
Total stockholders' equity (deficiency)        1,230         583      (4,580)     (3,803)    (2,387)


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations

Overview

On September 30, 1998 a newly formed wholly-owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly Five Star Group, Inc.) certain operating assets of JL. JL is a wholly-owned subsidiary of GP Strategies Corporation (GP Strategies). The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured five year senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 1997 and the nine months ended September 30, 1998, Five Star had sales of approximately $82,300,000 and $64,148,000, respectively.

The purchase by the Company of certain assets of Five Star has changed the focus of the Company. The Company has to focus its efforts in the future on growing the distribution business, and has taken several steps to reduce its traditional operations from both a business and cost perspective including closing its Washington, DC and Moscow offices and scaling back the operations of its Prague office with respect to the business of NPD Trading. For the year ended December 31, 1999, the Company incurred losses of $105,000 before income taxes related to business of NPD Trading. Of this total, approximately $74,000 pertained to severance and shut down costs related to Washington and Prague offices.

Liquidity and Capital Resources

During the third quarter of 1998 GP Strategies deemed that the Company would not have the ability to repay its loan to GP Strategies, and therefore made the decision to contribute the amount due to Capital in excess of par value. Therefore GP Strategies did not charge the Company interest in the third quarter of 1998.

At December 31, 1999, the Company had cash of $97,000. On September 30, 1998, Five Star entered into a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. The Company borrowed $16,476,000 on September 30, 1998 to fund the cash portion of the purchase price in connection with the purchase of JL. At December 31, 1999, the Company had borrowed $16,324,000 and had $1,263,000 of additional availability under the loan agreement.

The Company believes it has sufficient borrowing availability under existing credit agreements, and cash anticipated to be generated through the operations of the Company, to fund the working capital requirements of Five Star.

Results of operations

Because of the September 30, 1998 purchase of the assets of Five Star and the change in focus of the Company, results of operations for the year ended December 31, 1999 are not comparable to results for the prior years.

In 1998 loss before income taxes and extraordinary item was $(420,000), as compared to a loss of $(857,000) before income taxes and extraordinary item for 1997. The reduced loss for 1998 was principally the result of the income earned by Five Star since September 30,1998, as well as reduced selling, general and administrative expenses incurred by the Company due to the curtailing of their operations in Moscow during the year. The income earned by Five Star and the reduced cost structure of the Company was partially offset by the effect of the consulting revenues earned by the Company in 1997 totaling $840,000 relating to a success fee attributable to a project with ICF Kaiser International in the Czech Republic.

Sales

The Company had sales of $83,134,000 in 1999 compared to sales of $17,080,000 in 1998 and $1,123,000 in 1997. The increased sales in 1999 were totally attributable to the operations of Five Star. The increased sales in 1998 were the result of $16,476,000 of sales earned by Five Star since September 30, 1998.

Consulting revenues

The Company had consulting revenues of $98,000 in 1999, $104,000 in 1998 and $924,000 in 1997. The decrease in consulting revenues from 1997 to 1998 and 1999 was primarily due to $840,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic during 1997.

Gross margin

The Company had gross margin of $14,488,000 in 1999, $3,394,000 in 1998 to $187,000 in 1997. The gross margin percentage in 1999 was 17.4%, which was attributable to the sales of Five Star. The increased gross margin in 1998 was due to the gross margin earned on the sales volume generated by Five Star since September 30, 1998.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $11,529,000 in 1999, $3,187,000 in 1998 and $1,385,000 in 1997. The increased
SG&A in 1999 and 1998 is due to the acquisition of substantially all the operating assets of Five Star on September 30, 1998, partially mitigated by reduced SG&A incurred by the rest of the Company due to reduced consulting, personnel costs and facility costs in Washington D.C., Moscow and Prague.

Interest expense

The Company had interest expense of $1,692,000 in 1999, $611,000 in 1998 and $463,000 in 1997. The increased interest expense in 1999 and 1998 is the result of both the short-term borrowings incurred by Five Star (see Note 3 to the consolidated financial statements), as well as interest incurred on the $5,000,000 unsecured senior note (see Note 1 to the consolidated financial statements). The increased interest expense in 1998 was partially offset by reduced interest expense due to GP Strategies as a result of the contribution to Capital in excess of par value of the amount owed to GP Strategies by the Company during the third quarter of 1998.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the acquisition of Five Star will achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Inflation

               Inflation is not expected to have a significant impact on the Company's business.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


               The information required by Item 7A is not applicable to the Company's business.

Item 8.           Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Reports                                        15

Financial Statements:

   Consolidated Balance Sheets - December 31, 1999 and

     1998                                                            17

   Consolidated Statements of Operations - Years ended

     December 31, 1999, 1998 and 1997                                19

   Consolidated Statements of Changes in Stockholders'
     Equity (Deficiency) - Years ended December 31,
     1999, 1998 and 1997                                             20

   Consolidated Statements of Cash Flows - Years ended

     December 31, 1999, 1998 and 1997                                21

   Notes to Consolidated Financial Statements                        22

         INDEPENDENT AUDITORS' REPORT

         The Board Directors and Stockholders
         Five Star Products, Inc.

         We have audited the accompanying consolidated balance sheets of Five Star Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Five Star Products, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                        Richard A. Eisner & Company, LLP

         New York, New York
         March 8, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Five Star Products, Inc.:

We have audited the consolidated statement of operations, changes in stockholders' deficiency and cash flows for Five Star Products, Inc. and subsidiaries (formerly American Drug Company) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flow of Five Star Products, Inc and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

New York, New York
March 27, 1998

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                    December 31,    December 31,
                                                       1999             1998
                                                    -----------      --------
                 ASSETS

Current assets

Cash                                                 $       97       $     119
Accounts receivable, trade, less allowance
 for doubtful accounts of $616 and $1,630
 in 1999 and 1998                                        10,108           9,697
Inventory                                                22,554          22,446
Prepaid expenses and other current assets                    51              29
                                                    -----------     -----------

Total current assets                                     32,810          32,291
                                                       --------        --------

Machinery and equipment, net                                942             812
                                                     ----------      ----------

Other assets                                                 76              76
                                                    -----------     -----------
                                                      $  33,828       $  33,179
                                                      =========       =========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                          (in thousands, except shares)

                                                December 31,        December 31,
                                                   1999                  1998
                                               -------------          ------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                            $  16,324         $  16,971
Accounts payable and accrued expenses               11,274            10,625
                                                  --------        ----------

Total current liabilities                           27,598            27,596
                                                  --------        ----------

Long-term debt to GP Strategies                      5,000             5,000
                                                 ---------         ---------

Stockholders' equity

Common stock, authorized 30,000,000 shares,
 par value $.01 per share
 13,020,155 shares issued and outstanding              130               130
Capital in excess of par value                       7,589             7,589
Accumulated deficit                                 (6,489)           (7,136)
                                                  --------         ---------

Total stockholders' equity                           1,230               583
                                                  --------        ----------
                                                  $ 33,828          $ 33,179
                                                  ========          ========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                         Year Ended December 31,

                                                     1999             1998            1997
                                                   --------        ---------       -------
Sales                                             $   83,134       $   17,080      $    1,123
Cost of goods sold                                    68,646           13,686             936
                                                    --------        ---------      ----------
Gross margin                                          14,488            3,394            187

Selling, general and

 administrative expenses                             (11,627)          (3,187)        (1,385)

Management fee to GP Strategies                         (120)            (120)          (120)

Consulting revenues                                       98              104            924

Interest expense                                      (1,692)            (611)          (463)
                                                    --------         --------        -------


Income (loss) before income taxes
 and extraordinary item                                1,147             (420)          (857)

Income tax expense                                      (500)             (40)
                                                    --------       ----------

Income (loss) before extraordinary item                  647             (460)          (857)

Extraordinary item

Early extinguishment of debt                                             (204)
                                                ------------       ----------

Net income (loss)                                   $    647         $   (664)      $   (857)
                                                    ========         ========       ========

Income (loss) per share
 Basic and diluted before extraordinary item       $     .05        $   (.03)        $ (.07)
                                                   ---------        --------         ------
 Basic and diluted net income (loss) per share           .05            (.05)          (.07)
                                                   ----------        --------        -------


        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

                               EQUITY (DEFICIENCY)

                  Years Ended December 31, 1999, 1998 and 1997

                     (in thousands, except number of shares)

                                            Shares of                         Capital in                         Total
                                          Common Stock            Common        Excess of                     Stockholders'
                                           Outstanding            Stock         Par Value      Deficit           Deficiency
Balance at December 31, 1996               13,020,155              $130           $1,682      $(5,615)             $(3,803)

Net loss                                                                                                   (857)               (857)
Officers' compensation                                                                          80                               80

Balance at December 31, 1997               13,020,155               130            1,762       (6,472)              (4,580)

Net loss                                                                                         (664)                (664)
Contribution to capital by GP Strategies                                           5,407                             5,407
Contribution to capital by GP Strategies
 by issuance of warrants                                                              330                               330
Issuance of compensatory stock options                                                90                                90

Balance at December 31, 1998               13,020,155               130            7,589      $(7,136)                 583

Net income                                                                                        647

Balance at December 31, 1999               13,020,155              $130           $7,589      $(6,489)             $ 1,230




        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                         Years Ended December 31,
                                                                        -------------------------
                                                                 1999              1998          1997
                                                               -------            ---------    ------
Cash flows from (used in) operations:
Net income (loss)                                              $    647         $  (664)         $(857)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                       196             191             33
Non cash compensation                                                                90             80
Loss from extinguishment of debt                                                    204

Changes in other operating items:

Accounts receivable                                                (411)          2,310            (55)
Inventory                                                          (108)         (1,906)           177
Prepaid expenses and other current assets                           (22)            235             20
Accounts payable and accrued expenses                               649          (1,608)           338
                                                             ----------       ---------       --------

Net cash provided by (used in) operations                           951          (1,148)          (264)
                                                             ----------      ----------          -----

Cash flows from financing activities:
(Repayments of) net proceeds from
 short-term borrowings                                             (647)         16,971
Loans from GP Strategies                                                            474
Repayment of loans from GP Strategies                                                              (97)
                                                         --------------     -------------     --------
Net cash used in (used for) provided
 by financing activities                                           (647)         17,445            (97)
                                                            -----------        --------       --------

Cash flows from investing activities:

Net assets of Five Star, less cash acquired                                     (16,291)
Additions to machinery and equipment                               (326)           (112)
                                                            -----------     -----------
Net cash used in investing activities                              (326)        (16,403)
                                                            -----------       ---------

Net decrease in cash                                                (22)           (106)          (361)
Cash at beginning of period                                         119             225            586
                                                            -----------      ----------       --------
Cash at end of period                                        $       97      $      119       $    225
                                                             ==========      ==========       ========

Non cash financing and investing activities:

 Senior note issued in Five Star acquisition                                  $   5,000
                                                                              ---------
7% convertible notes retired by
  issuance of GP Strategies common stock                                          1,000
                                                                             ----------
Contributions to capital by GP Strategies                                         5,737
                                                                             ----------

           See accompanying notes to theolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       Acquisition of the assets and business of Five Star

         Five Star Products, Inc. (the "Company") (formerly American Drug Company) has two subsidiaries, NPD Trading (USA), Inc. (NPD Trading) and Five Star Group, Inc. (Five Star). NPD Trading provides limited consulting services in Eastern Europe.

         On August 10, 1999, the Company changed its name to Five Star Products, Inc. from American Drug Company to reflect its new industry focus.

         On September 30, 1998, a newly formed wholly-owned subsidiary of the Company, Five Star purchased from JL Distributors, Inc. (JL), (formerly the Five Star Group, Inc.) substantially all the operating assets of JL, for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. Five Star is a distributor of home decorating, hardware and finishing products in the northeast. As part of this transaction, GP Strategies Corporation (GP Strategies) sold a 16.5% interest in the Company to the employees and management of Five Star. GP Strategies currently owns approximately 37% of the Company. JL is a wholly-owned subsidiary of GP Strategies. The acquisition was accounted for as a purchase. The excess of the fair value of the net assets acquired over the purchase price was applied to reduce the recorded value of fixed assets. Since the acquisition of Five Star occurred on September 30, 1998, the results of operations for Five Star prior to that date have not been included in the operations of the Company for the periods presented.

         The following shows on a proforma basis the results of operations of the Company had the above transaction occurred on January 1, 1997 and 1998 (in thousands, except per share data):

                                                        Year ended December 31,
                                                         (unaudited)

                                                            1998          1997
                                                          --------      ------
                  Sales                                  $81,091       $83,423
                  Income before extraordinary item           371            49
                  Net income                                 167            24
                  Basic income per share                     .01
                  Diluted income per share                   .01

         Such information is not indicative of what actual results might have been nor of what future results would be.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

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

         Concentration of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Sales are made principally to independently owned paint and hardware stores in the northeast United States.

         Financial instruments. The carrying amounts of financial instruments including cash, trade accounts receivable and trade accounts payable approximated fair value as of December 31, 1999 and 1998 because of the relatively short maturity of these instruments. The carrying amount of short-term borrowings and of long-term debt to GP Strategies approximated fair value because interest is charged at market rates.

         Stock based compensation. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Earnings per share. Basic earnings per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the years ended December 31, 1998 and 1997 the Company did not include any potential common stock in its calculation of diluted EPS because all options and warrants were anti-dilutive.

3.       Short-term borrowings

         On September 30, 1998, the Company's wholly-owned subsidiary Five Star entered into a new three year Loan and Security Agreement dated as of September 30, 1998 (the "Loan Agreement") by and among three banks. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate on any loan under the Loan Agreement is based on an adjusted prime rate or LIBOR rate, as described in the Loan Agreement. At December 31, 1999, $16,324,000 was outstanding under the Loan Agreement and approximately $1,263,000 was available to be borrowed. Of the amount outstanding at December 31, 1999, $12,500,00 was borrowed at the adjusted LIBOR rate of 8.349% and $3,824,000 was borrowed at adjusted prime rate of 9%. Substantially all of the Company's assets are pledged as collateral for these borrowings.

4.       401(k) plan

         The Company's employees are included in the GP Strategies 401(k) pension plan. The Company pays its allocable share of costs as incurred. Such costs, including administrative expenses and the employer's contributions, amounted to approximately $132,000, $36,000 and $13,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

5.       Machinery and equipment

         Major classes of machinery and equipment consist of the following (in thousands):

                                                December 31,         Estimated
                                            ------------------      ---------
                                              1999      1998      useful lives
                                              ----      ----      ------------

         Machinery and equipment            $  250      $ 50         3 years
         Furniture and fixtures                285       318         5 years
         Leasehold improvements                663       617         3-9 years
                                             -----      ----
                                             1,198       985

         Less accumulated depreciation        (256)     (173)
                                             -------    -----
                                           $   942      $ 812
                                           =======      ======

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $196,000, $60,000 and $10,000, respectively.

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

         The company recorded during 1998 the $330,000 fair value of the warrants issued by GP Strategies to the noteholders as a credit to capital in excess of par value. The unamortized balance of the related debt issuance expense at the date of conversion of the Notes in the amount of $204,000 has been recorded as an extraordinary charge upon early extinguishment of debt.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

6.       Long-term debt (Continued)

         On April 30, l998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock, the Company would assign to GP Strategies its expected future payments in the amount of approximately $1,000,000 from ICF Kaiser International as a success fee in connection with the completion of the Company's consulting project in the Czech Republic.

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

         Transactions with GP Strategies and its subsidiaries, other than loans and capital contributions received, as disclosed elsewhere in the financial statements, during the years ended December 31, 1999, 1998, and 1997 are summarized below (in thousands):

                                                                 December 31,
                                                     --------------------------
                                                      1999       1998      1997
                                                      ----       ----      ----
         Consulting fees earned from affiliate        $ 98       $101      $ 65
                                                     ======      =====     ====

         Transactions with GP Strategies

                  Management fees incurred            $120       $120      $120
                  Interest expense incurred            400        177       291

         From inception through September 30, 1998, the Company was financed by GP Strategies, by means of capital contributions, short-term non-interest bearing advances and long-term interest bearing obligations. The Company received $2,500,000 under its $2,500,000 loan agreement with GP Strategies, plus additional funding totaling $5,407,000 including accrued interest through September 30, 1998.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

7.       Transactions with affiliates (Continued)

         The Company provided services to GSE Systems, Inc. (GSES), an affiliate of GP Strategies, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from GSES amounted to $98,000, $101,000 and $65,000, respectively, for the years ended December 31, 1999, 1998, and 1997.

         In 1994 the Company commenced paying $150,000 annually as compensation to an officer of GP Strategies, in view of the additional time allocated by this officer to the Company. This agreement was terminated effective December 31, 1998.

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include management, legal, tax, accounting, insurance and employee benefit administration services. The Company paid GP Strategies a fee of $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 2000. Fees incurred to GP Strategies under this agreement totaled $120,000 for each of the years ended December 31, 1999, 1998 and 1997.

         At December 31, 1999 and 1998, the amount due to GP Strategies for expenses and interest, which is included in Accounts payable and accrued expenses on the consolidated balance sheets, was $602,000 and $361,000, respectively.

8.       Income taxes

         For the year ended December 31, 1999, the Company has recorded a current Federal and State tax expense of $500,000. For the year ended December 31, 1998, the Company recorded a current State and Local tax expense of $40,000. No Federal or State tax expense has been provided for the year ended December 31, 1997.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Income taxes (Continued)

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

         Years ended December 31,        1999              1998         1997
         -------------------------------------------------------------------
         Tax at U.S. statutory rate      $390             $(212)       $(283)
         State and local taxes net of
          Federal benefit                 111                40
         Net operating loss utilization   (42)            1,608
         Valuation allowance

          adjustment                       41            (1,396)         283
         -------------------------------------------------------------------
         Taxes                           $ 500               $40      $
         -------------------------------------------------------------------

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has determined, based upon the Company's history of operating losses, that 100% valuation reserves are required as of December 31, 1999 and 1998.

         As of December 31, 1999 and 1998, the Company had approximately $345,000 and $304,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                December 31,       December 31,
                                                   1999            1998
                                                --------           -------
         Deferred tax assets

         Organization costs                   $                   $      3
         Allowance for doubtful accounts              56                40
         Net operating loss carryforwards                               42
         Property, plant and equipment                75                21
         Deferred compensation                       160               160
         Inventory                                    54                38
                                                --------          --------
         Deferred tax assets                         345               304
                                                --------           -------

         Valuation allowance                        (345)             (304)
                                               ---------           -------
         Net deferred tax assets after

          valuation allowance                 $                   $
                                              ==========          ========

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Income taxes (Continued)

         The change in the valuation allowance for the year ended December 31,1999 amounted to an increase of $41,000, attributable to property, plant and equipment and inventory.

9.       Major customers

         For the years ended December 31, 1999 and 1998 no customer accounted for more than 10% of the Company's revenue. For the year ended December 31, 1997, two customers accounted for 41% and 27 % of revenues, respectively.

         Export revenues represented approximately $1,123,000 and $842,000 of the Company's revenues in 1998 and 1997. There were no export revenues for the year ended December 31, 1999.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

10.      Stock options and warrants

         (a)      Stock option plan

         On January 1, 1994, the Company's Board of Directors and sole stockholder adopted the Five Star Products, Inc. 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. Under the Stock Option Plan, a total of 2,000,000 shares of Common Stock have been reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiaries, and to consultants and other individuals providing services to the Company.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

10.      Stock options and warrants (Continued)

         (a)      Stock option plan (Continued)

         The per share weighted-average fair value of stock options granted during 1999 and 1998 were $.30 and $.06, respectively, on the dates of grant using the modified Black Scholes option-pricing model with the following assumptions: 1999 - expected dividend yield 0%, risk-free interest rate of 5.05%, expected volatility of 146% and expected life of 3 years; 1998 - expected dividend yield 0%, risk-free interest rate of 5.6%, expected volatility of 66.7% and an expected life of 3 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees of the Company. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       1999     1998       1997
                                                       ----     ----       ----
         Net income (loss) As reported               $  647    $(664)     $(857)
                                    Pro forma           606     (670)      (869)
         Basic and diluted income
          (loss) per share As reported                  .05    (.05)      (.07)
                                    Pro forma           .04    (.05)      (.07)

         Stock option activity during the periods indicated is as follows:

                           Number of Weighted-Average

                              Shares Exercise Price

Balance at December 31, 1996          1,600,000            $      .50
         Expired                          (60,000)                .50
                                     ------------            --------
Balance at December 31, 1997          1,540,000                   .50
                                    -----------              --------
         Granted                      1,500,000                   .13
         Cancelled                   (1,440,000)                  .50
                                     -----------             --------
Balance at December 31, 1998          1,600,000                   .15
                                    -----------              --------
         Granted                        650,000                   .33
         Cancelled                     (100,000)                  .50
                                    -----------                 -----------
Balance at December 31, 1999          2,150,000                   .19
                                    ===========           ===========

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

10.      Stock options and warrants (Continued)

         At December 31, 1999 and 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.33 and $.13 and 4 years and 3 years, respectively.

         At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,380,000, 1,350,000 and 1,509,996, respectively, and the weighted-average exercise price of exercisable options was $.15, $.17 and $.50, respectively.

         (b)      Warrants to purchase common stock

         In August 1994, GP Strategies entered into a Transfer and Distribution Agreement with the Company whereby GP Strategies transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to GP Strategies (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to GP Strategies stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to GP Strategies stockholders. Each warrant was initially exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1999 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances and in August 1998 the Board of Directors approved a two-year extension of the Company's warrants until August 5, 2000 and an increase in the exercise price to $.75 per share, subject to adjustment in certain circumstances.

         The Company has the right to cancel the warrants if the closing price of the Company's common stock as quoted by the OTC Bulletin Board during any ten consecutive trading days shall equal or exceed $1.00 per share.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Earnings (loss) per share

         Earnings (loss) per share (EPS) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                                     Year ended December 31,
                                                                    ------------------------
                                                          1999           1998                1997
                                                          ----           ----                ----
         Basic EPS

         Net income (loss)                           $     647     $     (664)          $    (857)
         Weighted average shares
          Outstanding                                   13,020         13,020              13,020
         Basic earnings (loss) per share            $      .05      $   (.05)           $   (.07)
                                                    ----------      --------            --------

         Diluted EPS

         Net income (loss)                           $     647     $     (664)           $   (857)

         Weighted average shares

          outstanding                                   13,020         13,020              13,020
         Dilutive effect of stock options
          and warrants (a)                                 806
                                                    ----------
         Weighted average shares

          outstanding, diluted                          13,826         13,020              13,020
                                                      --------       --------             -------

         Diluted earnings (loss)
          per share                                 $      .05     $    (.05)           $   (.07)
                                                    ----------     ---------            --------

         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

         (a) For the years ended December 31, 1998 and 1997, presentation of the effect of stock options and warrants are not included since they are anti-dilutive.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

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

Minimum rentals under long-term operating leases are as follows(in thousands):

                          Real             Machinery and
                     property                  equipment                Total
-----------------------------------------------------------------------------
2000                  $ 1,284                    $ 1,177               $ 2,461
2001                    1,288                        982                 2,270
2002                    1,335                      1,026                 2,361
2003                    1,347                        578                 1,925
2004                    1,347                        380                 1,727
After 2004              4,102                        185                 4,287
------------------------------------------------------------------------------
Total                 $10,703                    $ 4,328               $15,031
------------------------------------------------------------------------------

During  1999,  1998 and 1997,  the Company  incurred  $3,359,000,  $804,000  and
$158,000, respectively, of rental expenses. GP Strategies has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totally approximately $1,288,000 per year through 2007.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

         KPMG LLP was previously the Company's and its subsidiaries principal accountants. On November 10, 1998 that firm's appointment as principal accountants was terminated and Richard A. Eisner & Company, LLP was engaged as principal accountants to audit the accounts of the Company and subsidiaries for the year ending December 31, 1998. The decision to change accountants was recommended by the Board of Directors of the Company.

         In connection with the audits of the fiscal year ended December 31, 1997, and the subsequent interim periods through June 30, 1998, there were no disagreements through November 10, 1998 with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit report of KPMG LLP on the consolidated financial statements of the Company for the year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG LLP's auditors' report on the consolidated financial statements of the Company and its subsidiary for the year ended December 31, 1997 contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                     Age     Position
-----------------------------------------
Jerome I. Feldman        71      Chairman of the Board
Richard T. Grad          62      President, Chief Executive Officer and Director
Charles Dawson           43      Vice President and Director
Bruce Sherman            47      Vice President and Director
Steven Schilit           53      Vice President and Director
Joseph Leven             47      Vice President
Cindy Krugman            39      Vice President and Controller
Scott N. Greenberg       43      Director
Michael Feldman          32      Director

     Jerome I. Feldman has been Chairman of the Board of the Company since 1994. He is founder of, and since 1959, has been President and Chief Executive Officer and a director of GP Strategies Corporation ("GPS") and Chairman of the Board since June 1999, a global provider of performance improvement services and products. He has been a director of GSE Systems, Inc., ("GSE") since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also a Trustee of the New England Colleges Fund and the Northern Westchester Hospital.

     Richard T. Grad has been President and Chief Executive Officer and a director of the Company since September 1999 and President of Five Star Group, Inc., a wholly-owned subsidiary of the Company ("Five Star") since 1985.

     Charles Dawson has been Vice President and a director of the Company since September 1999, Vice President of Merchandising of Five Star since 1993 and Merchandising Manager from 1992.

     Bruce Sherman has been Vice President and a director of the Company since September 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association.

     Steven Schilit has been Vice President and a director of the Company since September 1999 and since 1981 has held several executive positions with Five Star.

     Joseph Leven has been Vice President of the Company since September 1999; Vice President of Operations of Five Star since 1995 and since 1976 has held various managerial positions with Five Star. Mr. Leven is the cousin of Mr. Grad.

     Cindy Krugman has been Vice President and Controller of the Company since September 1999, and Controller of Five Star since 1985. Ms. Krugman is the daughter of Mr. Grad.

     Scott N. Greenberg has been a director of the Company since September 1999, a director of GPS since 1987 and Executive Vice President and Chief Financial Officer since June 1999 and since 1985 has held several executive positions. Mr. Greenberg is a director of GSE.

     Michael D. Feldman has been a director of the Company since August 1999. He has served as Executive Vice President and a director of Avenue Entertainment Group, Inc., an independent entertainment company, since 1997, Vice President of GPS since June 1999 and Director of International Business Development of GPS since 1995.

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

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star Group, Inc., to its President and Chief Executive Officer and most highly compensated executive officers for services rendered to Five Star Group in 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation

                                                                                   Awards

                                                 Annual Compensation Stock        All Other               Salary

         Bonus                           Options Compensation

Name and Principal Position             Year       ($)                   ($)         (#)                    ($)
---------------------------             ----     -------             --------    -----------              -------

Richard T. Grad                        1999      275,600                -0-           -0-                  5,881(1)
President, Chief Executive             1998       47,594(2)             -0-           -0-                  1,943
Officer, President Five Star
Group, Inc.

Bruce Sherman                          1999      169,745               25,415         -0-                  4,211(3)
Vice President
Vice President of Sales,
Five Star Group, Inc.

Steven Schilit                         1999      164,700                -0-           -0-                  4,540(4)
Vice President
Executive Vice President,
Five Star Group, Inc.

Chuck Dawson                           1999      160,004                -0-           -0-                    296(5)
Vice President
Vice President of Merchandising,
Five Star Group, Inc.

Joseph Leven                           1999      108,375                -0-           -0-                  4,014(6)
Vice President
Vice President of Operations,
Five Star Group, Inc.
------------------


     (1) Includes $4,000 and $911 as a matching contribution made by the Company to the 401(k) Savings Plan (the "401(k) Savings Plan") for 1999 and for the period September 30, 1998 through December 31, 1998, and $1,881 for executive life insurance premiums in 1999 and $1,032 for Group Term Life Insurance paid by the Company in for the period September 30, 1998 through December 31, 1998.

     (2) Mr. Grad became the Chief Executive Officer of the Company effective September 30, 1998 and the above compensation relates to the period September 30, 1998 through December 31, 1998.

     (3) Includes $3,840 matching contribution to the 401(k) and $371 for executive life insurance premiums.

     (4) Includes $3,953 matching contribution to the 401(k) and $587 for executive life insurance premiums.

     (5) Executive life insurance premiums.

     (6) Includes $3,790 matching contribution to the 401(k) and $224 for executive life insurance premiums.

Option Grants in 1999

         The following table and notes contain information concerning the grant of stock options in 1999 to the named executive officers.


                                                                                                    Potential Realizable
                                                                                                      Value at Assumed

                                    Percent of                                                          Annual Rates of
                                    Total Options                                                         Stock Price
                                    Granted to       Exercise or                                      Appreciation for

                      Options       Employees        Base Price    Market          Expiration       Option       Term(1)
                                                                                                    --------------------
Name                  Granted(#)     in  1998        ($/Sh)        Value($/Sh)     Date             5%($)      10%($)
----                  ----------     -------------   -----------   -----------     -----------      -----      ------

Richard Grad            150,000          23%               .33          .19        04/15/03          13,676      30,220
Bruce Sherman            75,000          12%               .33          .19        04/15/03           6,838      15,110
Steven Schilit           75,000          12%               .33          .19        04/15/03           6,838      15,110
Chuck Dawson             75,000          12%               .33          .19        04/15/03           6,838      15,110
Joseph Leven             75,000          12%               .33          .19        04/15/03           6,838      15,110


(1) Represents gain that would be realized assuming the options were held for the entire five year term and the stock price increased at compounded rates of 5% and 10% from a base price of $.33 per share. The potential realizable values per option or per share under such 5% and 10% rates of stock appreciation would be $.09 and $.20 from a base price of $.33. These amounts represent assumed rates of appreciation only. Actual gain, if any, on option exercise and Common Stock holdings will be dependent on overall market conditions and on the future performance of the Company and its Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

Board Report on Executive Compensation

         During the year ended December 31, 1999, the Company did not have a Compensation Committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company.

         The Board's executive compensation policies are designed to offer competitive compensation opportunities for all executives which are based on personal performance, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The
Board also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value.

         Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of stock options and the 401(k) Savings Plan. The compensation for the other executive officers of the Company is determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Company's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation.

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 1999, the Company also made matching contributions to the 401(k) Savings Plan for those participants.

Mr. Grad's Compensation

         In reviewing Mr. Grad's performance in 1999 and determining appropriate
compensation,   the  Board  took  the  following  major   accomplishments   into
consideration:

         oThe transformation of the Company into a leading distributor in the United States of home decorating, hardware and finishing products.

         oThe major sales territory expansion.

         Mr. Grad was the driving force behind the Company's transformation into a leading distributor in the United States of home decorating, hardware and finishing products. In addition, Mr. Grad, together with his senior management team was instrumental in Five Star's expansion of its sales territory with the addition of an established dedicated sales force servicing the Mid Atlantic States, as for south as Virginia. Five Star's diverse product line will enable these established salespeople immediately to further penetrate this market with an expanded product line. Five Star's ability to service this territory from its existing New Jersey facility will enable Five Star to leverage its fixed costs on a broader revenue base. The Board considered Mr. Grad's integral role in the above-described transactions as well as his significant contribution to the Company's financial progress.

     As of January 1, 1997 Five Star Group, Inc. entered into a five-year (the "Employment Term") employment agreement (the "Employment Agreement") with Bruce Sherman ("Mr. Sherman"), Five Star's Vice President, Sales, New York and New Jersey. The Employment Agreement provides for Mr. Sherman to receive an annual base salary of $160,000, subject to 3% annual increases. In addition, Mr. Sherman shall be entitled to receive a $15,000 annual bonus. Mr. Sherman received a $25,000 bonus in January 1999 and received a $10,000 bonus in January 1, 2000. The Employment Agreement provides for the termination of employment upon Mr. Sherman's death, physical or mental disability or retirement. In addition, Five Star may terminate Mr. Sherman's employment for "cause" (including failing to perform required duties or engaging in gross negligence).

     Upon termination of the Employment Agreement "for cause", all obligations of Five Star under the Employment Agreement terminate. Upon termination by Five Star other than "for cause", disability or retirement, Mr. Sherman is entitled to receive as severance pay an amount equal to his annual base salary and annual bonus for any termination prior to the fourth anniversary of the Employment Term and 50% of his annual base salary for termination at any time after the fourth anniversary of the Employment Term and ending on the fifth anniversary of the Employment Term. The Employment Agreement also contain non-competition and confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of March 3, 2000, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and
(d) all officers and directors of the Company as a group.

                                                     Beneficial Ownership

                                                Number of           Percentage
Name and Address                            Common Shares            of Class

GP Strategies Corporation                     4,830,104(1)              37%
9 West 57th Street
New York, NY 10019

Jerome I. Feldman                             5,424,740(2)              41

Richard T. Grad                                 254,883(3)             1.9

Charles Dawson                                  222,308(3)             1.7

Bruce Sherman                                   222,308(3)             1.7

Steven Schilit                                  222,308(3)             1.6

Scott N. Greenberg                              179,150(3)             1.4

Michael D. Feldman                               51,441(3)               *

All directors and officers
as a group (9 persons)                        2,066,265(3)            15.1
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

(3) Includes (i) 194,883, 4,150, 1,441 shares of Common Stock held by Messrs. Grad, Greenberg and Michael Feldman, respectively, 192,308 shares of Common Stock held by each of Messrs. Dawson, Sherman, and Schilit and 1,140,092 shares for all executives and officers as a group, (ii) 60,000, 175,000 and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Messrs. Grad, Greenberg and Michael Feldman, respectively, 30,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman , Schilit and (iii) 925,000 shares for all executives and officers as a group.

Item 13.      Certain Relationships and Related Transactions

Transactions with GP Strategies

         On September 30, 1998, a newly formed wholly owned subsidiary of the Company, Five Star purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies, substantially all of the operating assets of JL. The assets were purchased for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note payable to GP Strategies bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003.

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, accounting, insurance and employee benefit administration services. The Company pays GP Strategies a fee of $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 2000.

         Five Star leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $885,731. Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $379,780 through February 28, 2001 and $402,120 thereafter. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. GP Strategies has guaranteed the leases for two of the Five Star's warehouses in New Jersey and Connecticut totaling approximately $1,288,000 per year through 2007.

         GP Strategies holds approximately 4,830,104 shares of Common Stock, representing approximately 37% of the Common Stock issued and outstanding on March 3, 2000 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GP Strategies has entered into a Voting Agreement pursuant to which it has agreed that, for a period of three years from August 31, 1999 it will vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GP Strategies; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. See "Principal Stockholders."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                          Page

       Independent Auditors' Reports.......................................15

       Financial Statements:

       Consolidated Balance Sheets -
       December 31, 1999 and 1998..........................................17

       Consolidated Statements of
       Operations - Years ended

       December 31, 1999, 1998 and 1997....................................19

       Consolidated Statements of Changes in
       Stockholders' Equity (Deficiency)- Years

       ended December 31, 1999, 1998 and 1997..............................20

       Consolidated Statements of Cash Flows

       Years ended December 31, 1999, 1998 and 1997........................21

       Notes to Consolidated Financial Statements..........................22

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3) See accompanying Index to Exhibits

         There were no reports filed by the Registrant on Form 8-K for the period ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FIVE STAR PRODUCTS, INC.



                                                     Richard T. Grad, President
                                                     and Chief Executive Officer
Dated:   March 30, 2000

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

Signature                          Title


Richard T. Grad            President, Chief Executive Officer and Director
                           (Principal Executive and Operating Officer)



Jerome I. Feldman          Chairman of the Board




Cindy Krugman              Vice President and Controller
                           (Principal Financial and Accounting Officer)



Scott N. Greenberg         Director




Charles Dawson             Director

March 30, 2000

                                INDEX TO EXHIBITS

Exhibit No.   Document                                                     Page
-----------   --------                                                     ----

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

10.5 Voting Agreement, dated as of August 31, 1998, from GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.6 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit
              10.6 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.7 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.8 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.9 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.10         Form  of 7% Convertible  Note due 2001 of the Registrant.
              Incorporated   herein  by   Reference   to  Exhibit   4.1  of  the
              Registrant's Form 10-Q for the second quarter ended June 30, 1996.

10.11 Asset Purchase Agreement dated as of August 31, 1998 between Five Star Products, Inc. and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

10.12 Loan and Security Agreement by and among Fleet Bank, National Association in its capacity as Agent for the ratable benefit of Lenders named Within and The Lenders named Herein and Five Star Group, Inc. formerly Five Star Acquisition Group Incorporated herein by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1998.

16.           Letter  from  KPMG  LLP  re  change  in   certifying   accountant.
              Incorporated by reference to Exhibit 16 to the Registrant's Report on Form 8-K filed on November 18, 1998

21.           Subsidiaries.*

22.           N/A

23.1          Consent of Richard A. Eisner & Company, LLP.*



*Filed herewith