Form 10-Q
period 2000-03-31
FIVE STAR PRODUCTS INC
filed 2000-05-12
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2000

                                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission File Number: 033-78252 6cified in its Charter)

Delaware                                                        13-3729186
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

9 West 57th Street, New York, NY                                10019
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

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

                  Yes      X                                  No
                     ---------------

Number of shares outstanding of each of issuer's classes of common stock as of May 12, 2000:

         Common Stock                                    13,020,195 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      Page No.

Part I.    Financial Information

            Consolidated Condensed Balance Sheets-
              March 31, 2000 and December 31, 1999                        1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 2000 and 1999                  3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2000 and 1999                  4

            Notes to Consolidated Condensed Financial

              Statements                                                  5

            Management's Discussion and Analysis of Financial

              Condition and Results of Operations                         7

Part II.    Other Information                                             9

            Signatures                                                   10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                   March 31,       December 31,
                                                   2000                1999
                                                ---------            -------
     ASSETS                                      (unaudited)            *
Current assets

Cash                                            $         79       $        97
Accounts receivable, net                              15,507            10,108
Inventory (finished goods)                            26,060            22,554
Prepaid expenses and other current assets                550                51
                                                 -----------         ---------

Total current assets                                  42,196            32,810
                                                   ---------         ---------

Property, plant and equipment, at cost                 1,419             1,311
Less accumulated depreciation                           (442)             (369)
                                                  ----------         ---------
                                                         977               942
                                                 -----------         ---------

Other assets                                              76                76
                                                 -----------         ---------
                                                    $ 43,249          $ 33,828
                                                    ========          ========




* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                  March 31,      December 31,
                                                    2000             1999
                                                ----------       --------
                                                (unaudited)         *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                           $ 21,029         $ 16,324
Accounts payable and accrued expenses             15,790           11,274
                                                 -------         --------
Total current liabilities                         36,819           27,598
                                                 -------        ---------

Long-term debt to GP Strategies                    5,000            5,000
                                                 -------        ---------

Stockholders' equity

Common stock                                         130              130
Capital in excess of par value                     7,589            7,589
Accumulated deficit                               (6,289)          (6,489)
                                                --------        ---------

Total stockholders' equity                         1,430            1,230
                                                --------       ----------
                                                $ 43,249         $ 33,828
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

                                   (Unaudited)

                      (in thousands, except per share data)

                                                   Three months ended
                                                       March 31,

                                               2000                    1999
                                            ----------              -------

Sales                                    $   24,038              $   21,160
Cost of goods sold                           19,914                  17,892
                                          ---------              ----------
Gross margin                                  4,124                   3,268

Selling, general and

 administrative expenses                     (3,267)                 (2,553)

Management fee to GP Strategies                 (30)                    (30)

Interest expense                               (494)                   (422)
                                        -----------              ----------

Income before income taxes                      333                     263
Income tax expense                             (133)                   (105)
                                         ----------               ---------

Net income                               $      200               $     158
                                         ==========               =========

Net income per share
 Basic                                  $       .02              $      .01
                                        -----------              ----------
 Diluted                                        .01                     .01
                                        -----------              ----------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)
                                                                Three months
                                                               ended March 31,
                                                            ------------------
                                                             2000         1999
                                                            -----         ----
Cash flows from operating activities:

Net income                                              $     200     $    158
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                                  73           42
Changes in other operating items:
Accounts receivable, trade                                 (5,399)      (3,751)
Inventory                                                  (3,506)      (1,338)
Prepaid expenses and other current assets                    (499)        (175)
Accounts payable and accrued expenses                       4,516        4,386
                                                        ---------     --------
Net cash used in operating activities                      (4,615)        (678)
                                                        ---------     --------

Cash flows from investing activities:

Additions to property plant and equipment                    (108)         (33)
                                                        ----------    --------

Cash flows from financing activities:

Net proceeds from short-term borrowings                     4,705          680
                                                        ---------     --------

Net decrease in cash                                          (18)         (31)
Cash at beginning of period                                    97          119
                                                        ---------     --------
Cash at end of period                                   $      79     $     88
                                                        =========     ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

  Interest                                              $     394     $    322
                                                        =========     =========
  Income taxes                                          $     267     $     68
                                                        =========     =========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at March 31, 2000, and the results of its operations, changes in stockholders' equity and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-K.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings per share (EPS) for the periods ended March 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                          Three months

                                                        ended March 31,

                                                         2000           1999
                                                         ----           ----
Basic EPS

         Net income                                 $     200      $     158
         Weighted average shares

          outstanding                                  13,020         13,020
                                                     --------        -------
         Basic earnings per share                  $      .02      $     .01
                                                   ==========      =========

Diluted EPS

         Net income                                 $     200       $    158

         Weighted average shares

          outstanding                                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                  1,004            907
                                                    ---------     ----------
         Weighted average shares

          outstanding, diluted                         14,024         13,927
                                                    ---------       --------

         Diluted earnings per share                $      .01     $      .01
                                                   ==========     ==========

         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $333,000 for the quarter ended March 31, 2000 as compared to income before income taxes of $263,000 for the quarter ended March 31, 1999. The increased income is the result of increased sales and gross margin, partially offset by increased selling, general and administrative expenses.

Sales

The Company had sales of $24,038,000 for the three months ended March 31, 2000, compared to sales of $21,160,000 for the three months ended March 31, 1999. The increased sales were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

Gross margin increased by $856,000 to $4,124,000 or 17.2% of sales for the quarter ended March 31, 2000, as compared to $3,268,000 or 15.4% of sales for the quarter ended March 31, 1999. The increased gross margin was the result of the increased sales volume generated by the Company during the first quarter of 2000, as well as increased gross margin percentage for the period. The increased gross margin percentage was due to increased operating and purchasing efficiencies during the first quarter of 2000.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,267,000 for the three months ended March 31, 2000, compared to $2,553,000 for the three months ended March 31,1999. The increased SG&A expense in 2000 is attributable to increased selling and delivery expenses resulting from the increased sales volume, as well as initial costs incurred to integrate the new customer base and sales force in the Mid Atlantic States.

Interest expense

The Company had interest expense of $494,000 for the three months ended March 31, 2000, compared to interest expense of $422,000 for the three months ended

March 31,1999. The increased interest expense in 2000 is the result of both increased short-term borrowings, used to finance increased levels of inventory and increased interest rates.

Liquidity and Capital Resources

At March 31, 2000 the Company had cash of $79,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 2000, the Company had borrowed $21,029,000 and had $1,937,000 of additional availability under the loan agreement.

The  Company   believes  that  cash  generated  from  operations  and  borrowing availability under existing credit agreements will be sufficient to fund the working capital requirements of Five Star.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that Five Star will not achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            b.    Reports on Form 8-K

                  None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                  FIVE STAR PRODUCTS, INC.

DATE: May 12, 2000                                BY:   Richard T. Grad
                                                        President


DATE: May 12, 2000                                BY:   Cynthia Krugman
                                                        Vice President