Form 10-Q
period 2000-06-30
FIVE STAR PRODUCTS INC
filed 2000-08-11
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2000

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission File Number: 033-78252

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

                                Yes    X                   No______


Number of shares outstanding of each of issuer's classes of common stock as of August 10, 2000:

                  Common Stock                  13,020,371 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                  Page No.

Part I.    Financial Information

            Consolidated Condensed Balance Sheets -
              June 30, 2000 and December 31, 1999                       1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                2000 and 1999                                           3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999                   4

            Notes to Consolidated Condensed Financial

                Statements                                              5

           Management's Discussion and Analysis of Financial

              Condition and Results of Operations                       7

Part II.   Other Information                                            9

           Signatures                                                  10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                June 30,        December 31,
                                                   2000                1999
                                              ---------             -------
     ASSETS                                  (unaudited)                *

Current assets

Cash                                        $         91         $       97
Accounts receivable, net                          14,670             10,108
Inventory (finished goods)                        24,290             22,554
Prepaid expenses and other current assets            115                 51
                                             -----------        -----------

Total current assets                              39,166             32,810
                                               ---------          ---------

Property, plant and equipment, at cost             1,498              1,311
Less accumulated depreciation                       (514)              (369)
                                              ----------          ---------
                                                     984                942
                                             -----------          ---------

Other assets                                          78                 76
                                             -----------        -----------
                                                $ 40,228           $ 33,828
                                                ========           ========




* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                    June 30,     December 31,
                                                       2000             1999
                                                   -----------      --------
                                                    (unaudited)         *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                              $ 21,680         $ 16,324
Accounts payable and accrued expenses                11,878           11,274
                                                    -------         --------
Total current liabilities                            33,558           27,598
                                                    -------        ---------

Long-term debt to GP Strategies                       5,000            5,000
                                                    -------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (6,049)          (6,489)
                                                   --------        ---------

Total stockholders' equity                            1,670            1,230
                                                   --------         --------
                                                   $ 40,228         $ 33,828
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

                                   (Unaudited)

                      (in thousands, except per share data)



                                                          Three months ended                        Six months ended
                                                                June 30,                                June 30,

                                                          2000           1999                    2000           1999
                                                        --------       -------                 -------        ------

Sales                                                 $ 24,842       $ 23,126                $ 48,880       $ 44,286
Cost of goods sold                                      20,255         19,113                  40,169         37,005
                                                      --------       --------                --------        -------
Gross margin                                             4,587          4,013                   8,711          7,281

Selling, general and administrative
 expenses                                               (3,527)        (3,328)                 (6,794)        (5,881)
Management fee to GP Strategies                            (30)           (30)                    (60)           (60)

Interest expense                                          (623)          (370)                 (1,117)          (792)
                                                    ----------      ---------             -----------       --------

Income before income taxes                                 407            285                     740            548
Income tax expense                                        (167)          (140)                   (300)          (245)
                                                     ---------      ---------               ---------       --------

Net income                                           $     240      $     145                $    440       $    303
                                                     =========      =========                ========       ========

Income  per share

 Basic and diluted                                  $      .02      $     .01               $     .03      $     .02
                                                    ==========      =========               =========      =========


See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                              Six months
                                                             ended June 30,

                                                         2000             1999
                                                         ----             ----
Cash flows from operations:

Net income                                            $   440          $    303
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                            145                84
Changes in other operating items:
 Accounts receivable                                   (4,562)           (4,760)
 Inventory                                             (1,736)              714
 Prepaid expenses and other current assets                (64)               29
 Accounts payable and accrued expenses                    604             2,021
                                                       ------          --------
 Net cash used in operations                           (5,173)           (1,609)
                                                     --------          --------

Cash flows from investing activities:

Additions to property, plant and equipment               (187)              (68)
Increase in other assets                                   (2)
                                                    ---------
Net cash used in investing activities                    (189)              (68)
                                                    ---------        ----------

Cash flows from financing activities:

Net proceeds from short-term borrowings                 5,356             1,686
                                                     --------          --------
Net cash provided by financing activities               5,356             1,686
                                                     --------          --------

Net (decrease) increase in cash                            (6)                9
Cash at beginning of period                                97               119
                                                     --------         ---------
Cash at end of period                                $     91         $     128
                                                     ========         =========


   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at June 30, 2000, and the results of its operations and cash flows for the six months then ended. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in Five Star Products, Inc.'s Form 10-K.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2000 and 1999 are as follows (in thousands, except per share amounts):



                                                                 Three months                             Six months
                                                                ended June 30,                         ended June 30,
                                                          -------------------                       ----------------
                                                          2000           1999                    2000           1999
                                                          ----           ----                    ----           ----
Basic EPS

         Net income                                  $     240      $     145               $     440       $    303
         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
                                                      --------         ------                --------         ------
         Basic earnings per share                   $      .02      $     .01              $      .03       $    .02
                                                    ==========      =========              ==========       ========

Diluted EPS
         Net income                                  $     240       $    145                $    440         $  303

         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                     637            872                     573            890
                                                    ----------      ---------               ---------        -------
         Weighted average shares
          outstanding, diluted                          13,657         13,892                  13,593         13,910
                                                      --------        -------                 -------        -------

         Diluted earnings  per share                $      .02            .01               $     .03       $    .02
                                                    ==========         ======               =========       ========


         Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $407,000 and $740,000 for the quarter and six months ended June 30, 2000 as compared to income before income taxes of $285,000 and $548,000 for the quarter and six months ended June 30, 1999. The increased income is the result of increased sales and gross margin, partially offset by increased selling, general and administrative expenses, and increased interest expense.

Sales

The Company had sales of $24,842,000 and $48,880,000 for the quarter and six months ended June 30, 2000, compared to sales of $23,126,000 and $44,286,000 for the quarter and six months ended June 30, 1999. The increased sales were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

Gross margin increased to $4,587,000 or 18.5% and $8,711,000 or17.8% of net sales for the quarter and six months ended June 30, 2000, as compared to $4,013,000 or 17.4% of net sales and $7,281,000 or 16.4% of net sales for the quarter and six months ended June 30, 1999. The increased gross margin was the result of the increased sales volume generated by the Company during the first quarter of 2000, as well as increased gross margin percentage for the period. The increased gross margin percentage was due to increased operating and purchasing efficiencies during the first six months of 2000.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,527,000 and $6,794,000 for the quarter and six months ended June 30, 2000, compared to $3,328,000 and $5,881,000 for the quarter and six months ended June 30,1999. The increased SG&A expense in 2000 is attributable to increased selling and delivery expenses resulting from the increased sales volume, as well as initial costs incurred to integrate the new customer base and sales force in the Mid Atlantic States.

Interest expense

The Company had interest expense of $623,000 and $1,117,000 for the quarter and six months ended June 30, 2000, compared to interest expense of $370,000 and $792,000 for the quarter and six months ended June 30,1999. The increased interest expense in 2000 is the result of both increased short-term borrowings, used to finance increased levels of inventory, and increased interest rates.

Liquidity and Capital Resources

At June 30, 2000 the Company had cash of $91,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2000, the Company had borrowed $21,680,000 and had $1,700,000 of additional availability under the loan agreement.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            b.    Reports on Form 8-K

                  None

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES



                                  June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                   FIVE STAR PRODUCTGS, INC.




DATE: August 11, 2000                              BY:   Richard T. Grad
                                                         President

DATE: August 11, 2000                              BY:   Cynthia Krugman
                                                         Vice President