Form 10-Q
period 2000-09-30
FIVE STAR PRODUCTS INC
filed 2000-11-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2000

                                                                  or

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

                           Yes    X                  No______
                              ---------


Number of shares outstanding of each of issuer's classes of common stock as of November 7, 2000:

                  Common Stock                  13,020,371 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      Page No.

Part I.    Financial Information

            Consolidated Condensed Balance Sheets -
              September 30, 2000 and December 31, 1999                    1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                2000 and 1999                                             3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999               4

            Notes to Consolidated Condensed Financial

                Statements                                                5

           Management's Discussion and Analysis of Financial

              Condition and Results of Operations                         7

           Qualification Relating to Financial Information                8

Part II.   Other Information                                              9

           Signatures                                                    10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                               September 30,        December 31,
                                                   2000                 1999
                                               ----------              -------
     ASSETS                                      (unaudited)              *
Current assets

Cash                                             $        56        $      97
Accounts receivable, net                              13,894           10,108
Inventory (finished goods)                            22,333           22,554
Prepaid expenses and other current assets                269               51
                                                 -----------       ----------

Total current assets                                  36,552           32,810
                                                   ---------         --------

Property, plant and equipment, at cost                 1,559            1,311
Less accumulated depreciation                           (593)            (369)
                                                  ----------       ----------
                                                         966              942
                                                 -----------       ----------

Other assets                                              78               76
                                                 -----------      -----------
                                                    $ 37,596         $ 33,828
                                                    ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                   September 30,    December 31,
                                                       2000             1999
                                                    ---------        --------
                                                   (unaudited)          *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                $ 18,215         $ 16,324
Accounts payable and accrued expenses                  12,641           11,274
                                                      -------         --------
Total current liabilities                              30,856           27,598
                                                      -------         --------

Long-term debt to GP Strategies                         5,000            5,000
                                                     --------        ---------

Stockholders' equity

Common stock                                              130              130
Capital in excess of par value                          7,589            7,589
Accumulated deficit                                    (5,979)          (6,489)
                                                    ---------        ---------

Total stockholders' equity                              1,740            1,230
                                                    ---------        ---------
                                                     $ 37,596         $ 33,828
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                          Three months ended                   Nine Months ended
                                             September 30,                            September 30,
                                           2000            1999                    2000         1999

Sales                                     $ 24,931       $ 21,241                $ 73,811       $ 65,527
Cost of goods sold                          20,714         17,406                  60,883         54,411
                                          --------       --------                --------      ---------
Gross margin                                 4,217          3,835                  12,928         11,116

Selling, general and administrative
 expenses                                   (3,496)        (3,036)                (10,290)        (8,917)

Management fee to GP Strategies                (30)           (30)                    (90)           (90)

Interest expense                              (581)          (457)                 (1,698)        (1,249)
                                         ---------     ----------               ---------       --------

Income before income taxes                     110            312                     850            860
Income tax expense                             (40)          (141)                   (340)          (386)
                                         ---------        -------               ---------       --------


Net income                               $      70      $     171                $    510       $    474
                                         =========      =========                ========       ========

Income per share

Basic net income per share               $     .01     $      .01               $     .04      $     .04
                                         =========     ==========               =========      =========

Diluted net income per share             $     .01     $      .01               $     .04      $     .03
                                         =========     ==========               =========      =========



See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                        Nine months
                                                                    ended September 30,

                                                                 2000                1999
                                                               --------              ----
Cash flows from operations:

Net income                                                     $     510          $    474
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
 Depreciation and amortization                                       224               133
Changes in other operating items:
 Accounts receivable                                              (3,786)           (2,368)
 Inventory                                                           221             1,539
 Prepaid expenses and other current assets                          (218)              (26)
 Accounts payable and accrued expenses                             1,367             1,014
                                                               ---------          --------
 Net cash (used in) provided by operations                        (1,682)              766
                                                               ---------         ---------

Cash flows from investing activities:

Additions to property, plant and equipment                          (248)             (217)
Increase in other assets                                              (2)
                                                               ---------
Net cash used in investing activities                               (250)             (217)
                                                               ---------         ---------

Cash flows from financing activities:

Net proceeds from (repayments of)
 short-term borrowings                                             1,891              (579)
                                                               ---------          --------

Net cash provided by (used in) financing activities                1,891              (579)
                                                               ---------          --------
Net (decrease) increase in cash                                      (41)              (30)
Cash at beginning of period                                           97               119
                                                               ---------         ---------
Cash at end of period                                          $      56         $      89
                                                               =========         =========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at September 30, 2000, and the results of its operations and cash flows for the nine months then ended. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in Five Star Products, Inc.'s Form 10-K.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings  per  share  (EPS)  for the  quarter  and  nine  months  ended
September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                             Three months                               Nine months
                                                          ended September 30,                       ended September 30,
                                                          2000           1999                    2000           1999
                                                          ----           ----                    ----           ----
Basic EPS

         Net income                                  $      70      $     171                $    510       $    474
                                                     ---------      ---------                --------       --------
         Weighted average shares

          Outstanding                                   13,020         13,020                  13,020         13,020
                                                       -------       --------                 -------        -------
         Basic earnings per share                    $     .01      $     .01               $     .04      $     .04
                                                     ---------      ---------               ---------      ---------

Diluted EPS

         Net income                                  $      70       $    171                 $   510        $   474
                                                     ---------       --------                 -------        -------

         Weighted average shares

          outstanding                                   13,020         13,020                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                     633            825                     593            860
                                                     ---------       --------               ---------      ---------
         Weighted average shares

          outstanding, diluted                          13,653         13,845                  13,613         13,888
                                                      --------       --------                 -------        -------

         Diluted earnings per share                 $      .01      $     .01               $     .04       $    .03
                                                    ----------      ---------               ---------       --------

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $110,000 and $850,000 for the quarter and nine months ended September 30, 2000 as compared to income before income taxes of $312,000 and $860,000 for the quarter and nine months ended September 30, 1999. The slight decrease in income before taxes for the nine months is the result of increased sales and gross margin, which was more than offset by increased selling, general and administrative expenses, and increased interest expense. The decrease in income before income taxes for the quarter ended September 30, 2000 of $202,000 was due to increased general, administrative and interest expenses described below.

Sales

The Company had sales of $24,931,000 and $73,811,000 for the quarter and nine months ended September 30, 2000, compared to sales of $21,241,000 and
$65,527,000 for the quarter and nine months ended September 30, 1999. The increased sales were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

Gross margin increased to $4,217,000 or 16.9% and $12,928,000 or 17.5% of net sales for the quarter and nine months ended September 30, 2000, as compared to $3,835,000 or 18.1% of net sales and $11,116,000 or 17.0% of net sales for the quarter and nine months ended September 30, 1999. The increased gross margin was the result of the increased sales volume generated by the Company during the nine months of 2000. The increased gross margin percentage for the nine months was due to increased operating and purchasing efficiencies during the first six months of 2000 partially offset by rising warehouse costs in the third quarter of 2000.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,496,000 and $10,290,000 for the quarter and nine months ended September 30, 2000, compared to $3,036,000 and $8,917,000 for the quarter and nine months ended September 30,1999. The increased SG&A expense in 2000 is attributable to increased selling and delivery expenses resulting from the increased sales volume and the increase of fuel prices, as well as initial costs incurred to integrate the new customer base and sales force in the Mid Atlantic States.

Interest expense

The Company had interest expense of $581,000 and $1,698,000 for the quarter and nine months ended September 30, 2000, compared to interest expense of $457,000 and $1,249,000 for the quarter and nine months ended September 30,1999. The increased interest expense in 2000 is the result of both increased short-term borrowings, used to finance increased levels of inventory, and increased interest rates.

Liquidity and Capital Resources

At September 30, 2000 the Company had cash of approximately $56,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At September 30, 2000, the Company had borrowed $18,215,000 and had $2,151,000 of additional availability under the loan agreement.

The  Company   believes  that  cash  generated  from  operations  and  borrowing availability under existing credit agreements will be sufficient to fund the working capital requirements of Five Star for at least the next twelve months.

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



                               September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                FIVE STAR PRODUCTS, INC.



DATE: November 14, 2000                         BY:   Richard T. Grad
                                                      President

DATE: November 14, 2000                         BY:   Cynthia Krugman
                                                       Vice President