Form 10-K
period 2000-12-31
FIVE STAR PRODUCTS INC
filed 2001-04-02
CIK 922408

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

                            Yes      X                         No

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 12, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $705,135 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 12, 2001.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at March 12, 2001
- -----                                           -----------------------------
Common Stock, par value $.01 per share                   13,020,371 shares

DOCUMENTS INCORPORATED BY REFERENCE:                          None

                                TABLE OF CONTENTS

PART I                                                                     Page

     Item 1. Business  1

     Item 2. Properties....................................................6

     Item 3. Legal Proceedings.............................................7

     Item 4. Submission of Matters to a Vote of Security Holders...........7

PART II

     Item 5. Market for the Registrant's Common

     Equity and Related Stockholder Matters................................8

     Item 6. Selected Financial Data.......................................9

     Item 7.  Management's Discussion and Analysis of

     Financial Condition and Results of Operations........................10

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..13

     Item 8. Financial Statements and Supplementary Data..................14

     Item 9.  Changes in and Disagreements with

     Accountants on Accounting and Financial Disclosure...................34

PART III

     Item 10. Directors and Executive Officers of the Registrant..........35

     Item 11. Executive Compensation......................................37

     Item 12. Security Ownership of Certain Beneficial

     Owners and Management................................................41

     Item 13. Certain Relationships and Related Transactions..............42

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and

     Reports on Form 8-K..................................................44

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of Five Star Products, Inc. (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 2000 Five Star had sales of approximately $94,000,000.

         The Company was organized in 1993, as a wholly owned subsidiary of GP Strategies to initiate marketing and sales activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States. NPD Trading (USA) Inc. ("NPD Trading") was formed in January 1990 as a wholly owned subsidiary of GP Strategies to provide consulting services to American and Western corporations in Russia and Eastern Europe. The Company now has two wholly owned subsidiaries, Five Star and NPD Trading. NPD Trading is currently inactive. On August 10, 1999, the Company changed its name to Five Star Products, Inc. from American Drug Company to reflect its new industry focus.

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

         In January 2000, Five Star expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia. This new sales force is currently generating revenues in excess of $7,000,000 on an annual basis. Five Star intends to service this new territory from its 250,000 square foot East Hanover, New Jersey facility, from which it currently services the Northeast. Five Star's ability to service this territory from its existing New Jersey facility will enable Five Star to leverage its fixed costs over a broader revenue base.

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

Customers

      Five Star's largest customer accounted for approximately 9.0% of its sales in 2000 and its 10 largest customers accounted for approximately 12.5% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

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

      Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory relative to its competitors and thus can boast fill ratios of approximately 95%, as compared to industry averages as reported in trade publications of approximately 87%.

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

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home-improvements because they cannot afford contractor services or the cost to trade up to bigger homes and in times of economic strength consumers spend heavily in home improvements because they believe they can afford to complete their home improvement projects. In 2000, Americans purchased more than $180 billion on home improvement products. These purchases are expected to grow at a compounded rate of 4.2% till 2003.

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

NPD Trading

         NPD  Trading  ceased  its  operations  in the year  2000.  NPD  Trading
provided  ICF  Kaiser  International   ("ICF")  with  technical  and  commercial
assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. The Company had received $1 million for this assistance and had expected to receive another $1 million payment contingent upon the completed construction of the mini mill.

         On March 17, 1998 and April 2, 1998, the Company was informed by holders of an aggregate of $1,000,000 of the Company's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into an aggregate of 82,306 shares of GP Strategies common stock. In accordance with the terms of the original agreement, the Company and GP Strategies had agreed that if the Notes were used to exercise the warrants issued by GP Strategies in connection with the Note offering, GP Strategies had the right to receive from the Company in exchange for the Notes shares of the Company's common stock at a price equal to 60% of its then current market value. However, on April 30, 1998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock which GP Strategies was entitled to, the Company would assign to GP Strategies any future payments it would receive from ICF as a success fee in connection with the completion of the Company's consulting project in the Czech Republic. No such additional payments have been received from ICF.

Employees

         The Company employs 200 people. Management-employee relations are considered excellent at both of Five Star's warehouse facilities. Unions represent approximately 90 of Five Star's employees, warehouse personnel and drivers. The Teamsters union represent the 90 union employees at New Jersey. Connecticut is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2003.

(d) Financial Information about Foreign and Domestic Operations and Export
    Sales.

         Not Applicable.

Item 2. Properties

         Five Star leases 250,000 square feet in New Jersey, 110,000 square feet in Connecticut, 1,200 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $1,114,959. Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $398,397. The New York sales office pays $16,740 per year in rent and the Maryland office pays $10,080. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. As part of the Management Services Agreement, GP Strategies can receive up to $10,000 a month for services provided by GP Strategies employees, such as management, legal, tax, accounting, insurance and employee benefit administration services.

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

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The following table presents the high and low prices for the Common Stock for 2000 and 1999. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

             Quarter                  High                        Low

2000         First                    $0.53                       $0.18

             Second                   $0.36                       $0.25

             Third                    $0.30                       $0.20

             Fourth                   $0.24                       $0.10

1999         First                    $0.42                       $0.32

             Second                   $0.39                       $0.30

             Third                    $0.38                       $0.30

             Fourth                   $0.32                       $0.19

- ----------

         The number of shareholders of record of the Common Stock as of March 12, 2001 was 3,816. On March 12, 2001, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.10. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                       Years Ended December 31,

                                              2000        1999        1998        1997      1996
                                              ----        ----        ----        ----      ----

Statement of Operations Data:

Revenue                                    $93,878     $83,134     $17,080      $2,047    $ 1,104
Cost of goods sold                          77,372      68,646      13,686         936        496
General and administrative

 expenses                                   13,154      11,627       3,187       1,385      1,674
Net income (loss)                              775         647        (664)      (857)     (1,498)

Income (loss) per share:
Basic and diluted

 before extraordinary item                     .06         .05       (.03)       (.07)      (.12)
Basic and diluted                              .06         .05       (.05)       (.07)      (.12)

                                                               December 31,
                                                  -------------------------

                                              2000        1999        1998        1997      1996
                                              ----        ----        ----        ----      ----

Balance Sheet Data:

Current assets                           $  34,983   $  32,810   $  32,291      $  514     $1,018
Current liabilities                         29,183      27,598      27,596         199        152
Non current liabilities                      5,000       5,000       5,000       4,933      4,739
Working capital                              5,800       5,212       4,695         315        866
Total assets                                36,188      33,828      33,179         552      1,088
Total stockholders' equity (deficiency)      2,005       1,230         583      (4,580)    (3,803)


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations

Overview

On September 30, 1998 a newly formed wholly owned subsidiary of the Company, the Five Star Group, Inc. (Five Star) purchased from JL Distributors, Inc. (JL), (formerly Five Star Group, Inc.) certain operating assets of JL. JL is a wholly owned subsidiary of GP Strategies Corporation (GP Strategies). The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured five year senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast.

The purchase by the Company of certain assets of Five Star has changed the focus of the Company. Since September 30, 1998, the Company had to focus its efforts on growing the distribution business, and has taken several steps to reduce its traditional operations from both a business and cost perspective including closing its Washington, DC, Prague and Moscow offices. For the years ended December 31, 2000 and December 31, 1999, the Company incurred losses of $0 and $105,000 before income taxes related to the business of NPD Trading. Of this total, approximately $74,000 pertained to severance and shut down costs related to Washington and Prague offices.

Liquidity and Capital Resources

At December 31, 2000, the Company had cash of $51,000 and working capital of $5,800,000. On September 30, 1998, Five Star entered into a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. The Company borrowed $16,476,000 on September 30, 1998 to fund the cash portion of the purchase price in connection with the purchase of JL. At December 31, 2000, the Company had borrowed $16,303,000 and had $1,229,000 of additional availability under the loan agreement.

The Company believes it has sufficient borrowing availability under existing credit agreements, and cash anticipated to be generated through the operations of the Company, to fund the working capital requirements of Five Star.

Results of operations

Because of the September 30, 1998 purchase of the assets of Five Star and the change in focus of the Company, results of operations for the years ended December 31, 1999 and December 31, 2000 are not comparable to results for the prior years.

The Company had income before income taxes of $1,047,000 for the year ended December 31, 2000 compared to $1,147,000 for the year ended December 31, 1999. The slight decrease in income before income taxes is the result of increased sales and gross margin, which was more than offset by increased selling, general and administrative expenses and interest costs. In addition, there were no consulting revenues in 2000 while 1999 results included $98,000 of such income. Income tax expense in 2000 was $272,000 and in 1999 $500,000. The lower effective rate in 2000 is due to the reversal of a $185,000 valuation reserve against deferred tax assets.

Sales

The Company had sales of $93,878,000 in 2000 compared to sales of $83,134,000 in 1999 and $17,080,000 in 1998. The increased sales were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base. The increased sales in 1999 over 1998 were totally attributable to the operations of Five Star, which entered into the operations of the Company only for the fourth quarter of 1998.

Consulting revenues

The Company had consulting revenues of $98,000 in 1999, $104,000 in 1998 and $924,000 in 1997. The decrease in consulting revenues from 1997 to 1998 and 1999 was primarily due to $840,000 in the form of a success fee related to a project with ICF Kaiser International in the Czech Republic during 1997. No consulting fees were earned in 2000 as NPD Trading ceased operations.

Gross margin

The Company had gross margin of $16,506,000 in 2000, $14,488,000 in 1999 and $3,394,000 in 1998. The gross margin percentage in 2000 was 17.6%, similar to that recorded in 1999. The consistent gross margin percentage was achieved with increased operating and purchasing efficiencies in 2000 being offset by rising warehouse costs. The increased gross margin in 1999 was due to the gross margin earned on the full year sales volume generated by Five Star since September 30, 1998.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $13,154,000 in 2000, $11,627,000 in 1999 and $3,187,000 in 1998. The increased
SG&A in 2000 is attributable to increased selling and delivery expenses resulting from the increased sales volume and the increase of fuel prices, as well as initial costs incurred to integrate the new customer base and sales forces in the Mid Atlantic States. The increased SG&A in 1999 is due to the acquisition of substantially all the operating assets of Five Star on September 30, 1998, partially mitigated by reduced SG&A incurred by the rest of the Company due to reduced consulting, personnel costs and facility costs in Washington D.C., Moscow and Prague.

Interest expense

The Company had interest expense of $2,220,000 in 2000, $1,692,000 in 1999 and $611,000 in 1998. The increased interest expense in 2000 is the result of both the short -term borrowings incurred by Five Star (see Note 3 to the consolidated financial statements), as well as interest incurred on the $5,000,000 unsecured senior note (see Note 1 to the consolidated financial statements), and increased interest rates.

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

Item 8.           Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            15

Financial Statements:

         Consolidated Balance Sheets - December 31, 2000 and
           1999                                                         17

         Consolidated Statements of Operations - Years ended
           December 31, 2000, 1999 and 1998                             19

         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) - Years ended December 31,
           2000, 1999 and 1998                                          20

         Consolidated Statements of Cash Flows - Years ended
            December 31, 2000, 1999 and 1998                            21

         Notes to Consolidated Financial Statements                     22

         INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Stockholders
         Five Star Products, Inc.

         We have audited the accompanying consolidated balance sheets of Five Star Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Five Star Products, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

         Richard A. Eisner & Company, LLP

         New York, New York
         March 15, 2001

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                 December 31,     December 31,
                                                     2000               1999
                                                 ------------       --------
                 ASSETS

Current assets

Cash                                               $       51      $      97
Accounts receivable, trade, less allowance
 for doubtful accounts of $681 and $616
 in 2000 and 1999                                      11,115         10,108
Inventory                                              23,610         22,554
Prepaid expenses and other current assets                 207             51
                                                    ---------      ---------

Total current assets                                   34,983         32,810

Machinery and equipment, net                              998            942
Deferred tax asset                                        163
Other assets                                               44             76
                                                  -----------     ----------
                                                    $  36,188      $  33,828
                                                    =========      =========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                          (in thousands, except shares)

                                                  December 31,     December 31,
                                                   2000                1999
                                                  ----------          ------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                               $  16,303       $  16,324
Accounts payable and accrued expenses
  (including due to affiliates of $536 and $602)       12,880          11,274
                                                     --------      ----------
Total current liabilities                              29,183          27,598
                                                     --------      ----------

Long-term debt to GP Strategies                         5,000           5,000
                                                    ---------       ---------
Commitments and contingencies (Note 14)

Stockholders' equity

Common stock, authorized 30,000,000 shares,
  par value $.01 per share; 13,020,155 shares
  issued and outstanding                                  130             130
Capital in excess of par value                          7,589           7,589
Accumulated deficit                                    (5,714)         (6,489)
                                                     --------        --------

Total stockholders' equity                              2,005           1,230
                                                     --------        --------
                                                     $ 36,188        $ 33,828
                                                     ========        ========






        See accompanying notes to the consoliddated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)


                                                         Year Ended December 31,
                                                  2000             1999            1998
                                                --------        ---------       -------
Sales                                           $  93,878        $  83,134      $  17,080
Cost of goods sold                                 77,372           68,646         13,686
                                                ---------        ---------     ----------
Gross margin                                       16,506           14,488          3,394

Selling, general and
 administrative expenses                          (13,154)         (11,627)        (3,187)

Management fee to GP Strategies                       (85)            (120)          (120)

Consulting revenues                                                     98            104

Interest expense (including amounts
  to affiliates of $400, $400 and $177)            (2,220)          (1,692)          (611)
                                                 --------       ----------        -------

Income (loss) before income taxes
 and extraordinary item                             1,047            1,147           (420)

Income tax expense                                   (272)            (500)           (40)
                                                ---------      -----------     ----------

Income (loss) before extraordinary item               775              647           (460)

Extraordinary item
Early extinguishment of debt                                                         (204)
                                                ---------     ------------      ---------

Net income (loss)                                $    775         $    647       $   (664)
                                                 ========         ========       ========

Income (loss) per share
 Basic and diluted before extraordinary item    $     .06        $     .05       $  (.05)
                                                ---------        ---------       -------
 Basic and diluted net income (loss) per share        .06              .05          (.05)
                                                ---------       ----------       -------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
                  Years Ended December 31, 2000, 1999 and 1998
                     (in thousands, except number of shares)



                                                Shares of                         Capital in                     Total
                                             Common Stock            Common        Excess of                Stockholders' Equity
                                              Outstanding            Stock         Par Value      Deficit      (Deficiency)
- ---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   13,020,155              $130           $1,762      $(6,472)        $(4,580)
- --------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                             (664)           (664)
Contribution to capital by GP Strategies                                               5,407                        5,407
Contribution to capital by GP Strategies
 by issuance of warrants                                                                 330                          330
Issuance of compensatory stock options                                                    90                           90
- -------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   13,020,155               130            7,589       (7,136)            583
- -------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            647             647
- -------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   13,020,155               130            7,589       (6,489)          1,230
- -------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            775             775
- -------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   13,020,155              $130           $7,589      $(5,714)        $ 2,005
- -------------------------------------------------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended December 31,
                                                                             -------------------------
                                                                      2000              1999          1998
                                                                    -------            ---------    ------
Cash flows from (used in) operating activities:

Net income (loss)                                                   $    775         $   647          $(664)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                            234             196            191
Non cash compensation                                                                                    90
Loss from extinguishment of debt                                                                        204
Deferred income taxes                                                   (163)

Changes in other operating items:

Accounts receivable                                                   (1,007)           (411)         2,310
Inventory                                                             (1,056)           (108)        (1,906)
Prepaid expenses and other current assets                               (124)            (22)           235
Accounts payable and accrued expenses                                  1,606             649         (1,608)
                                                                    --------        --------       --------

Net cash provided by (used in) operating activities                      265             951         (1,148)
                                                                  ----------       ---------       --------

Cash flows from financing activities:
(Repayments of) net proceeds from
 short-term borrowings                                                   (21)           (647)        16,971
Loans from GP Strategies                                                                                474
                                                                ------------     -------------      -------
Net cash (used in) provided
 by financing activities                                                 (21)           (647)        17,445
                                                                  ----------      ----------       --------

Cash flows from investing activities:

Net assets of Five Star, less cash acquired                                                         (16,291)
Additions to machinery and equipment                                    (290)           (326)          (112)
                                                                  ----------     -----------      ---------
Net cash used in investing activities                                   (290)           (326)       (16,403)
                                                                  ----------     -----------       --------

Net decrease in cash                                                     (46)            (22)          (106)
Cash at beginning of period                                               97             119            225
                                                                 -----------      ----------       --------
Cash at end of period                                             $       51     $        97       $    119
                                                                  ==========     ===========       ========

Non cash financing and investing activities:

 Senior note issued in Five Star acquisition                                                      $   5,000
                                                                                                  ---------
7% convertible notes retired by
  issuance of GP Strategies common stock                                                              1,000
                                                                                                 ----------
Contributions to capital by GP Strategies                                                             5,737
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

         Five Star is a wholesale distributor of home decorating hardware and finishing products in the northeastern United States. NPD Trading is an inactive subsidiary.

         On September 30, 1998, a newly formed wholly owned subsidiary of the Company, Five Star, purchased from JL Distributors, Inc. (JL), (formerly the Five Star Group, Inc.) substantially all of the operating assets of JL, for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2003. As part of this transaction, GP Strategies Corporation (GP Strategies) sold a 16.5% interest in the Company to the employees and management of Five Star. GP Strategies currently owns approximately 37% of the Company. JL is a wholly owned subsidiary of GP Strategies. The acquisition was accounted for as a purchase. The excess of the fair value of the net assets acquired over the purchase price was applied to reduce the recorded value of fixed assets. Since the acquisition of Five Star occurred on September 30, 1998, the results of operations for Five Star prior to that date have not been included in the operations of the Company.

         The following shows on a proforma basis the results of operations of the Company had the above transaction occurred on January 1, 1998 (in thousands, except per share data):

                                                   Year ended December 31, 1998
                                                          (unaudited)
                                                          ------------

             Sales                                           $81,091
             Income before extraordinary item                    371
             Net income                                          167
             Basic income per share                              .01
             Diluted income per share                            .01

         Such information is not indicative of what actual results might have been.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies

         Inventory. Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products.

         Machinery and equipment. Fixed assets are carried at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed currently. Gain or loss if any on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NPD Trading and Five Star. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Stock based compensation. The Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net income and earnings per share had the fair market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Revenue recognition.  Revenue is recognized upon shipment of product to
         customers.   Allowances   for  estimated   discounts  and  returns  are
         recognized when sales are recorded.

         Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the year ended December 31, 1998 the Company did not include any potential common stock in its calculation of diluted EPS because all options and warrants were anti-dilutive.

         Advertising costs. The Company expenses advertising costs as required. Advertising expense was $56,000, $74,000 and $20,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

3.       Recent Accounting pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation, in accordance with APB Opinion 20, "Accounting Changes". Subsequently, SAF Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. Management believes that the adoption had no effect on the Company's revenue recognition policies. The Company adopted this pronouncement during the fiscal year ended December 31, 2000.

         In 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Company is applying this interpretation on the financial statements for the fiscal year ended December 31, 2000.


4.       Short-term borrowings

         As of September 30, 1998, the Company's wholly owned subsidiary Five Star entered into a new three year Loan and Security Agreement (the "Loan Agreement") by and among three banks. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate under the Loan Agreement is based on the LIBOR rate for $12,500,000 of the loan and an adjusted prime rate for the balance of the loan. At December 31, 2000, $16,303,000 was outstanding under the Loan Agreement and approximately $1,229,000 was available to be borrowed. As of December 31, 2000, the LIBOR rate was 9.0% and the adjusted prime rate was 10.0%. The weighted average interest rate on the Company's short-term debt at December 31, 2000 is 9.23%. Substantially all of the Company's assets are pledged as collateral for these borrowings.

5.       401(k) plan

         The Company's employees are included in the GP Strategies 401(k) pension plan. The Company pays its allocable share of costs as incurred. Such allocable costs, including administrative expenses and the employer's contributions, amounted to approximately $120,000, $132,000 and $36,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.       Machinery and equipment

         Major classes of machinery and equipment consist of the following (in thousands):

                                               December 31,           Estimated
                                           2000         1999      useful lives
                                           ----         ----      ------------

         Machinery and equipment           $  296      $   250        3 years
         Furniture and fixtures               429          285        5 years
         Leasehold improvements               763          663        3-9 years
                                            -----        -----
                                            1,488        1,198

         Less accumulated depreciation
           and amortization                  (490)        (256)
                                            -------       -----
                                           $  998      $   942
                                            =======     =======

         Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $234,000, $196,000 and $191,000, respectively.

7.       Long-term debt

         a.  Related party

         The Company has an unsecured note to GP Strategies in the amount of $5,000,000. The note bears interest at 8%, payable quarterly, with the principal due September 30, 2003. The note is subordinated to the Loan Agreement (See note 4). Interest expense for the year ended December 31, 2000, 1999 and 1998 was $400,000, $400,000 and $177, 000,
         respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

         b. Other

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

         The company recorded during 1998 the $330,000 fair value of the warrants issued by GP Strategies to the noteholders as a credit to capital in excess of par value. The unamortized balance of the related debt issuance expense at the date of conversion of the Notes in the amount of $204,000 was recorded as an extraordinary charge upon early extinguishment of debt in 1998.

         On April 30, l998, the Company and GP Strategies agreed that instead of issuing additional shares of the Company's common stock, the Company would assign to GP Strategies any future payments from ICF Kaiser International as a success fee in connection with the completion of the Company's consulting project in the Czech Republic.

         Since this fee is contingent upon the successful completion of the project, it has not been recorded by the Company. Only the amount of the fee, if any, collected by the Company is required to be remitted to GP Strategies. Accordingly, no liability to GP Strategies has been recorded for any amount which may ultimately be collected in connection with this project

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Transactions with affiliates

         Transactions with GP Strategies and its subsidiaries, other than loans and capital contributions received, as disclosed elsewhere in the financial statements, during the years ended December 31, 2000, 1999, and 1998 are summarized below (in thousands):

                                                                December 31,
                                                    ----------------------------
                                                    2000      1999        1998

         Consulting fees earned from affiliate     $  -      $  98       $ 101
                                                   =====      ====       =====

         Transactions with GP Strategies

                  Management fees incurred         $  85     $ 120       $ 120
                  Interest expense incurred          400       400         177

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

         In 1999 and 1998, the Company  provided  services to GSE Systems,  Inc.
         (GSES), an affiliate of GP Strategies, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from GSES amounted to $0, $98,000 and $101,000, respectively, for the years ended December 31, 2000, 1999, and 1998.

         In 1994 the Company commenced paying $150,000 annually as compensation to an officer of GP Strategies, in view of the additional time allocated by this officer to the Company. This agreement was terminated effective December 31, 1998.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Transactions with affiliates (Continued)

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include management, legal, tax, accounting, insurance and employee benefit administration services. The Company paid GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 2001. Fees incurred to GP Strategies under this agreement totaled $85,000, $120,000 and $120,000 for each of the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, the
         amount due to GP Strategies for expenses and interest, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was $536,000 and $602,000, respectively

9.       Income taxes

         As of December 31, 2000 and 1999, the Company had approximately $323,000 and $345,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                    December 31,    December 31,
                                                        2000              1999
                                                     --------            -------
         Deferred tax assets

         Allowance for doubtful accounts             $     46          $     56
         Machinery, property, plant and equipment          65                75
         Deferred compensation                            160               160
         Inventory                                         52                54
                                                     --------          --------
         Deferred tax assets                              323               345
                                                      -------           -------

         Valuation allowance                             (160)             (345)
                                                      -------           -------
         Net deferred tax assets after
          valuation allowance                        $    163         $
                                                     ========         =========

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

9.       Income taxes (Continued)

         A reconciliation between the Company's tax provision and the provision of the U.S. statutory rate follows:

         Years ended December 31,                         2000              1999             1998
         ----------------------------------------------------------------------------------------
         Tax at U.S. statutory rate                     $  356            $  390           $ (212)
         State and local taxes net of
          Federal benefit                                   84               111               40
         Items not deductible                               24
         Net operating loss utilization                                      (42)           1,608
         Valuation allowance adjustment                   (185)               41           (1,396)
         Other                                               7
         ----------------------------------------------------------------------------------------
         Income Taxes                                   $  272            $  500          $    40
         ----------------------------------------------------------------------------------------

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has for the year ended December 31, 2000 reserved for the deferred tax asset relating to the deferred compensation as the realization of such asset is uncertain. As of December 31, 1999 the Company had a 100% valuation reserve.

         The change in the valuation allowance for the year ended December 31,2000 amounted to a decrease of $185,000.

10.      Major customers

         For the years ended December 31, 2000, 1999 and 1998 no customer accounted for more than 10% of the Company's revenue.

         Export revenues represented approximately $1,123,000 of the Company's revenues in 1998.

         There were no export revenues for the years ended December 31, 2000 and 1999.

         FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES Notes to Consolidated
                        Financial Statements (Continued)

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

         In June 1998, the Company cancelled 1,440,000 options and issued 1,500,000 common stock options at a price of $.13 per share to both employees of the Company and employees of GP Strategies who provide services to the Company under the management services agreement. The
         Company recorded compensation expense of $90,000 related to the issuance of the options to the employees of GP Strategies.

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

                                                 2000       1999        1998
                                                 ----       ----        ----
         Net income (loss)    As reported      $  775       $647       $(664)
                              Pro forma           740        606        (670)
         Basic and diluted income
          (loss) per share    As reported         .06        .05       (.05)
                              Pro forma           .05        .04       (.05)

         Stock option activity during the periods indicated is as follows:

         No options were granted during 2000.

         The per share weighted-average fair value of stock options granted during 1999 and 1998 were $.30 and $.06, respectively, on the dates of grant using the Black Scholes option-pricing model with the following assumptions: 1999 - expected dividend yield 0%, risk-free interest rate of 5.05%, expected volatility of 146% and expected life of 3 years; 1998 - expected dividend yield 0%, risk-free interest rate of 5.6%, expected volatility of 66.7% and an expected life of 3 years.

                           Number of Weighted-Average

                              Shares Exercise Price

Balance at December 31, 1997          1,540,000                   .50
         Granted                      1,500,000                   .13
         Cancelled                   (1,440,000)                  .50
                                    -----------                   ---
Balance at December 31, 1998          1,600,000                   .15
                                    -----------                   ---
         Granted                        650,000                   .33
         Cancelled                     (100,000)                  .50
                                    -----------                   ---
Balance at December 31, 1999          2,150,000                   .19
         Cancelled                      (25,000)                  .13
                                    -----------                   ---
Balance at December 31, 2000          2,125,000                   .19
                                    ===========                   ===

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         At December 31, 2000 and 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.33 and $.13 and 2 years and 3 years, respectively.

         At December 31, 2000, 1999 and 1998, the number of options exercisable was 1,485,000, 1,380,000 and 1,350,000, respectively, and the weighted-average exercise price of exercisable options was $.17, $.15 and $.17, respectively.

         (b)      Warrants to purchase common stock

         In August 1994, GP Strategies entered into a Transfer and Distribution Agreement with the Company whereby GP Strategies transferred to the Company (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading in exchange for (i) the issuance by the Company of 6,990,900 shares of Common Stock to GP Strategies (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to GP Strategies stockholders, and (iii) the issuance of 6,017,775 warrants to be distributed to GP Strategies stockholders. Each warrant was initially exercisable for a period of two years from August 5, 1994 at an exercise price per share of $1.00. In August 1996, the Board of Directors approved an extension of the Company's warrants until August 5, 1999 and a reduction of the exercise price to $.50 per share, subject to adjustment in certain circumstances and in August 1998 the Board of Directors approved a two-year extension of the Company's warrants until August 5, 2000 and an increase in the exercise price to $.75 per share, subject to adjustment in certain circumstances. In August 2000, the warrants expired and were not further extended by the Board of Directors.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

12.      Earnings (loss) per share

         Earnings (loss) per share (EPS) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                                     Year ended December 31,
                                                                    ------------------------
                                                          2000           1999                1998
                                                          ----           ----                ----
         Basic EPS

         Net income (loss)                           $     775      $     647           $    (664)
         Weighted average shares
          Outstanding                                   13,020         13,020              13,020
                                                      --------       --------            --------
         Basic earnings (loss) per share            $      .06     $      .05          $    (.05)
                                                    ----------     ----------          ---------

         Diluted EPS
         Net income (loss)                           $     775      $     647            $   (664)
                                                     ---------      ---------            ---------

         Weighted average shares
          outstanding                                   13,020         13,020              13,020
         Dilutive effect of stock options
          and warrants (a)                                 719            806
                                                    ----------     ----------
         Weighted average shares
          outstanding, diluted                          13,739         13,826              13,020
                                                      --------       --------             -------

         Diluted earnings (loss)
          per share                                 $      .06     $      .05           $   (.05)
                                                    ----------     ----------           --------

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

13.      Loans and advances from GP Strategies

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

14.      Commitments and contingencies

         The  Company  has  several   noncancellable  leases  which  cover  real
         property, machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows(in thousands):

                     Real                 Machinery and
                    property               equipment                   Total
- ----------------------------------------------------------------------------
2001                 $ 1,315                   $    858               $ 2,173
2002                   1,360                        936                 2,296
2003                   1,374                        736                 2,110
2004                   1,347                        373                 1,720
2005                   1,347                         18                 1,365
After 2005             1,651                       -                    1,651
- -----------------------------------------------------------------------------
Total                $ 8,394                    $ 2,921               $11,315
- ------------------------------------------------------------------------------

During 2000,  1999 and 1998,  the Company  incurred  $3,412,000,  $3,359,000 and
$804,000, respectively, of rental expenses. GP Strategies has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,513,000 per year through 2007.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                    Age      Position
- ----                    ---      --------
Jerome I. Feldman       72       Chairman of the Board
Richard T. Grad         63       President, Chief Executive Officer and Director
Charles Dawson          44       Vice President and Director
Bruce Sherman           48       Vice President and Director
Steven Schilit          54       Vice President and Director
Joseph Leven            48       Vice President
Cindy Krugman           39       Vice President and Controller
Scott N. Greenberg      44       Director
Michael Feldman         33       Director

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. He is founder of, and since 1959, has been President and Chief Executive Officer and a director of GP Strategies Corporation ("GPS") and Chairman of the Board since 1999, a global provider of performance improvement services and products. He has been a director of GSE Systems, Inc., ("GSE") since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital.

         Richard T. Grad has been President and Chief Executive Officer and a director of the Company since September 1999 and President of Five Star Group, Inc., a wholly owned subsidiary of the Company ("Five Star") since 1985.

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

         Michael D. Feldman has been a director of the Company since August 1999. He has served as Executive Vice President and a director of Avenue Entertainment Group, Inc., an independent entertainment company, since 1997.

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

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star Group, Inc., to its President and Chief Executive Officer and most highly compensated executive officers for services rendered to Five Star Group in 2000.


                           SUMMARY COMPENSATION TABLE


                                                                              Long-Term
                                                                            Compensation
                                                                               Awards
                                                 Annual Compensation           Stock             All Other
                                                 Salary          Bonus        Options         Compensation

Name and Principal Position             Year       ($)              ($)         (#)                    ($)
- ---------------------------             ----     -------        -------- -----------------    ------------
Richard T. Grad                        2000     280,295            -0-              -0-          6,450(1)
Officer, President Five Star           1999     275,600            -0--             -0-          5,881(1)
President, Chief Executive             1998      47,594(2)         -0-              -0-          1,943(1)
Group, Inc.

Bruce Sherman                          2000     171,586            15,000           -0-          4,665(3)
Vice President                         1999     169,745            25,415           -0-          4,211(3)
Vice President of Sales,
Five Star Group, Inc

Steven Schilit                         2000      167,055           -0-              -0-          4,701(4)
Vice President                         1999      164,700           -0-              -0-          4,540(4)
Executive Vice President,
Five Star Group, Inc.

Chuck Dawson                           2000      161,544           -0-              -0-            379(5)
Vice President                         1999      160,004           -0-              -0-            296(5)
Vice President of Merchandising,
Five Star Group, Inc.

Joseph Leven                           2000      113,800           -0-              -0-          2,050(6)
Vice President                         1999      108,375           -0-              -0-          4,014(6)
Vice President of Operations,
Five Star Group, Inc.
- ------------------

(1) Includes $4,000, $4,000 and $911 as a matching contribution made by the Company to the 401(k) Savings Plan (the "401(k) Savings Plan") for 2000, 1999 and for the period September 30, 1998 through December 31, 1998, and $2,450 and $1,881 for executive life insurance premiums in 2000 and 1999 and $1,032 for Group Term Life Insurance paid by the Company in for the period September 30, 1998 through December 31, 1998.

(2) Mr. Grad became the Chief Executive Officer of the Company effective September 30, 1998 and the above compensation relates to the period September 30, 1998 through December 31, 1998.

(3) Includes $4,196 and $3,840 matching for 2000 and 1999, respectively, contribution to the 401(k) and $469 and $371, respectively, for executive life insurance premiums.

(4) Includes $3,953 for 2000 and 1999, respectively, contribution to the 401(k) and $748 and $587, respectively for executive life insurance premiums.

(5)      Executive life insurance premiums

(6) Includes $1,768 and $3,790 matching for 2000 and 1999, respectively, contribution to the 401(k) and $282 and $224, respectively, for executive life insurance premiums.

Option Grants in 2000

         No options were granted to the named executive officers in 2000.

Board Report on Executive Compensation

         During the year ended December 31, 2000, the Company did not have a Compensation Committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company.

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

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 2000, the Company also made matching contributions to the 401(k) Savings Plan for those participants.

Mr. Grad's Compensation

         In reviewing Mr. Grad's performance in 2000 and determining appropriate
compensation,   the  Board  took  the  following  major   accomplishments   into
consideration:

         oThe transformation of the Company into a leading distributor in the United States of home decorating, hardware and finishing products.

         oThe major sales territory expansion.

         Mr. Grad was the driving force behind the Company's transformation into a leading distributor in the United States of home decorating, hardware and finishing products. In addition, Mr. Grad, together with his senior management team was instrumental in Five Star's expansion of its sales territory with the addition of an established dedicated sales force servicing the Mid Atlantic States, as far south as Virginia. Five Star's diverse product line enabled these established salespeople immediately to penetrate this market with an expanded product line. Five Star's ability to service this territory from its existing New Jersey facility enabled Five Star to leverage its fixed costs on a broader revenue base. This new sales force is currently generating revenues in excess of $7,000,000 on an annual basis. The Board considered Mr. Grad's integral role in the above-described transactions as well as his significant contribution to the Company's financial progress.

         As of January 1, 1997 Five Star Group, Inc. entered into a five-year (the "Employment Term") employment agreement (the "Employment Agreement") with Bruce Sherman ("Mr. Sherman"), Five Star's Vice President, Sales, New York and New Jersey. The Employment Agreement provides for Mr. Sherman to receive an annual base salary of $160,000, subject to 3% annual increases. In addition, Mr. Sherman shall be entitled to receive a $15,000 annual bonus. Mr. Sherman received a $10,000 bonus in January 2000 and received a $15,000 bonus in January 1, 2001. The Employment Agreement provides for the termination of employment upon Mr. Sherman's death, physical or mental disability or retirement. In addition, Five Star may terminate Mr. Sherman's employment for "cause" (including failing to perform required duties or engaging in gross negligence).

         Upon termination of the Employment Agreement "for cause", all obligations of Five Star under the Employment Agreement terminate. Upon termination by Five Star other than "for cause", disability or retirement, Mr. Sherman is entitled to receive as severance pay an amount equal to his annual base salary and annual bonus for any termination prior to the fourth anniversary of the Employment Term and 50% of his annual base salary for termination at any time after the fourth anniversary of the Employment Term and ending on the fifth anniversary of the Employment Term. The Employment Agreement also contains non-competition and confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of March 12, 2001, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all officers and directors of the Company as a group.

                                                Beneficial Ownership

                                           Number of             Percentage
Name and Address                       Common Shares              of Class

GP Strategies Corporation                    4,830,104(1)               37%
9 West 57th Street
New York, NY 10019

Jerome I. Feldman                            5,424,740(2)              41

Goldman, Sachs & Co.                           653,917(3)               5
The Goldman Sachs Group, Inc.
85 Broad Street
New York, NY 10014

Richard T. Grad                                284,883(4)             2.2

Charles Dawson                                 284,308(4)             1.8

Bruce Sherman                                  284,308(4)             1.8

Steven Schilit                                 284,308(4)             1.8

Scott N. Greenberg                             179,150(4)             1.4

Michael D. Feldman                              51,441(4)               *

All directors and officers
as a group (9 persons)                       2,166,265(4)            15.7
- --------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) GP Strategies has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions - GP Strategies' Capital Stock Interest."

(2) Includes (i) 4,830,104 shares of Common Stock beneficially owned by GP Strategies, (ii) 594,636 shares of Common Stock held by Mr. Feldman
         (iii) 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 500,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by GP Strategies and his family.

(3) Based on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001.

(4) Includes (i) 194,883, 4,150, 1,441 shares of Common Stock held by Messrs. Grad, Greenberg and Michael Feldman, respectively, 237,308 shares of Common Stock held by each of Messrs. Dawson, Sherman, and Schilit and 1,140,092 shares for all executives and officers as a group, (ii) 90,000, 175,000 and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Messrs. Grad, Greenberg and Michael Feldman, respectively, 45,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman , Schilit and (iii) 1,025,000 shares for all executives and officers as a group.

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

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, accounting, insurance and employee benefit administration services. The Company pays GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 2000 and 2001.

         Five Star leases 250,000 square feet in New Jersey, 110,000 square feet in Connecticut, 1,200 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $1,114,959. Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $398,397. The rent expense for the New York sales office was $16,740 in 2000 and $10,080 for the Maryland sales office. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. GP Strategies has guaranteed the leases for two of Five Star's warehouses in New Jersey and Connecticut totaling approximately $1,119,000 and $398,000 per year through 2007 and 2001, respectively.

         GP Strategies holds approximately 4,830,104 shares of Common Stock, representing approximately 37% of the Common Stock issued and outstanding on March 12, 2001 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GP Strategies has entered into a Voting Agreement pursuant to which it has agreed that, for a period of three years from August 31, 1998 it will vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GP Strategies; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. See "Principal Stockholders." GP Strategies and the Company intend to renew the Voting Agreement for an additional year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page

        Independent Auditors' Reports.......................................15

        Financial Statements:

        Consolidated Balance Sheets -
        December 31, 2000 and 1999..........................................16

        Consolidated Statements of
        Operations - Years ended

        December 31, 2000, 1999 and 1998....................................18

        Consolidated Statements of Changes in
        Stockholders' Equity (Deficiency)- Years

        ended December 31, 2000, 1999 and 1998..............................19

        Consolidated Statements of Cash Flows

        Years ended December 31, 2000, 1999 and 1998........................20

        Notes to Consolidated Financial Statements..........................21

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)  See accompanying Index to Exhibits

        There were no reports filed by the Registrant on Form 8-K for the period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FIVE STAR PRODUCTS, INC.



                                                   Richard T. Grad, President
                                                   and Chief Executive Officer
Dated:   March 31, 2001

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

Signature                             Title


Richard T. Grad           President, Chief Executive Officer and Director
                          (Principal Executive and Operating Officer)



Jerome I. Feldman         Chairman of the Board




Cindy Krugman             Vice President and Controller
                          (Principal Financial and Accounting Officer)



Scott N. Greenberg        Director




Charles Dawson            Director

March 31, 2001

                                INDEX TO EXHIBITS

Exhibit No.  Document                                                     Page
- -----------  --------                                                     ----

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

10.2 Consulting Agreement, dated as of January 1, 1994, between Jerome I. Feldman and the Registrant. Incorporated herein by reference to Exhibit
         10.5 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

10.3 Voting Agreement, dated as of August 31, 1998, from GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31, 1998.


10.4 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.5 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.6 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.7 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000.*

10.8 Asset Purchase Agreement dated as of August 31, 1998 between Five Star Products, Inc. and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

10.9 Loan and Security Agreement by and among Fleet Bank, National Association in its capacity as Agent for the ratable benefit of Lenders named Within and The Lenders named Herein and Five Star Group, Inc. formerly Five Star Acquisition Group Incorporated herein by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1998.

21.      Subsidiaries.*

22.      N/A


*Filed herewith