Form 10-Q
period 2001-03-31
FIVE STAR PRODUCTS INC
filed 2001-05-10
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2001

                                       or

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

                  Yes      X                                  No
                     ---------------

Number of shares outstanding of each of issuer's classes of common stock as of May 9, 2001:

         Common Stock                                      13,020,371 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                  Page No.

Part I.    Financial Information

            Consolidated Condensed Balance Sheets-
              March 31, 2001 and December 31, 2000                      1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 2001 and 2000                3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2001 and 2000                4

            Notes to Consolidated Condensed Financial

              Statements                                                5

            Management's Discussion and Analysis of Financial

              Condition and Results of Operations                       7

Part II.    Other Information                                           9

            Signatures                                                 10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                March 31,        December 31,
                                                   2001            2000
                                                ---------       ------------
     ASSETS                                     (unaudited)          *
Current assets

Cash                                          $         93       $       51
Accounts receivable, net                            15,943           11,115
Inventory (finished goods)                          23,467           23,610
Prepaid expenses and other current assets              156              207
                                               -----------       ----------

Total current assets                                39,659           34,983
                                                 ---------        ---------

Property, plant and equipment, at cost               1,552            1,488
Less accumulated depreciation                         (566)            (490)
                                                ----------       ----------
                                                       986              998
                                               -----------       ----------

Deferred tax asset                                     163              163
Other assets                                            44               44
                                               -----------      -----------
                                                  $ 40,852         $ 36,188
                                                  ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                   March 31,    December 31,
                                                       2001            2000
                                                   ----------       --------
                                                   (unaudited)          *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                              $ 18,613         $ 16,303
Accounts payable and accrued expenses (including
 due to affiliates of $338 and $536)                 15,057           12,880
                                                    -------         --------
Total current liabilities                            33,670           29,183
                                                    -------        ---------

Long-term debt to GP Strategies                       5,000            5,000
                                                    -------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (5,537)          (5,714)
                                                  ---------        ---------

Total stockholders' equity                            2,182            2,005
                                                  ---------       ----------
                                                   $ 40,852         $ 36,188
                                                   ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance sheet as of that date

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                     Three months ended
                                                       March 31,

                                            2001                    2000
                                         ---------               -------

Sales                                 $   24,466              $   24,038
Cost of goods sold                        20,334                  19,914
                                       ---------              ----------
Gross margin                               4,132                   4,124

Selling, general and

 administrative expenses                  (3,321)                 (3,267)

Management fee to GP Strategies              (19)                    (30)

Interest expense                            (495)                   (494)
                                      ----------               ---------

Income before income taxes                   297                     333
Income tax expense                          (120)                   (133)
                                      ----------               ---------

Net income                            $      177               $     200
                                      ==========               =========

Net income per share
 Basic                               $       .01              $      .02
                                     -----------              ----------
 Diluted                                     .01                     .01
                                     -----------              ----------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                          2001            2000
                                                       ---------       -------
Cash flows from operating activities:

Net income                                           $     177        $    200
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                               76              73
Changes in other operating items:
Accounts receivable, trade                              (4,828)         (5,399)
Inventory                                                  143          (3,506)
Prepaid expenses and other current assets                   51            (499)
Accounts payable and accrued expenses                    2,177           4,516
                                                     ---------        --------
Net cash used in operating activities                   (2,204)         (4,615)
                                                     ---------       ---------

Cash flows from investing activities:
Additions to property plant and equipment                 ( 64)           (108)
                                                     ----------      ---------

Cash flows from financing activities:
Net proceeds from short-term borrowings                  2,310           4,705
                                                     ---------        --------

Net increase (decrease) in cash                             42             (18)
Cash at beginning of period                                 51              97
                                                     ---------      ----------
Cash at end of period                                       93      $       79
                                                     =========      ==========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                           $     699        $     394
                                                     =========        =========
  Income taxes                                       $     148        $     267
                                                     =========        =========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Company's financial position at March 31, 2001, and the results of its operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10-K.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings per share (EPS) for the periods ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                        Three months
                                                       ended March 31,

                                                       2001           2000
                                                       ----           ----
Basic EPS
         Net income                               $     177      $     200
         Weighted average shares

          outstanding                                13,020         13,020
                                                   --------        -------
         Basic earnings per share                $      .01      $     .02
                                                 ==========      =========

Diluted EPS
         Net income                                $    177       $    200

         Weighted average shares
          outstanding                                13,020         13,020
         Dilutive effect of stock options
          and warrants                                               1,004
                                               ------------       --------
         Weighted average shares
          outstanding, diluted                       13,020         14,024
                                                   --------       --------

         Diluted earnings per share              $      .01     $      .01
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $297,000 for the quarter ended March 31, 2001 as compared to income before income taxes of $333,000 for the quarter ended March 31, 2000. The reduction in income is the result of increased sales at a slightly lower gross margin percentage and a slight increase in Selling, general and administrative expenses.

Sales

The Company had sales of $24,466,000 for the three months ended March 31, 2001, compared to sales of $24,038,000 for the three months ended March 31, 2000. The increased sales were attributable to the expansion for a full fiscal quarter of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

Gross margin increased by $8,000 to $4,132,000 or 16.9% of sales for the quarter ended March 31, 2001, as compared to $4,124,000 or 17.2% of sales for the quarter ended March 31, 2000. The increased gross margin was the result of the increased sales volume generated by the Company during the first quarter of 2001, offset by a reduced gross margin percentage for the period. The decreased gross margin percentage was due to increased operating and purchasing costs during the first quarter of 2001.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,321,000 for the three months ended March 31, 2001, compared to $3,267,000 for the three months ended March 31, 2000. The increased SG&A expense in 2001 is attributable to increased selling and delivery expenses resulting from the increased delivery costs, as well as costs incurred to service the expanded customer base and sales force in the Mid Atlantic States.

Interest expense

The Company had interest expense of $495,000 for the three months ended March 31, 2001, compared to interest expense of $494,000 for the three months ended March 31, 2000. The increased interest expense in 2001 is the result of increased short-term borrowings, used to finance increased levels of receivables offset by reduced interest rates.

Liquidity and Capital Resources

At March 31, 2001 the Company had cash of $93,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 2001, the Company had borrowed $18,613,000 and had $3,922,000 of additional availability under the loan agreement.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                10.1 Amended and Restated Note in the amount of $5,000,000 between Five Star Products, Inc. and GP Strategies Corporation dated April 1, 2001

            b.  Reports on Form 8-K

                None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                               FIVE STAR PRODUCTS, INC.

DATE: May 10, 2001                             BY:   Richard T. Grad
                                                     President

DATE: May 10, 2001                             BY:   Cynthia Krugman
                                                     Vice President