Form 10-Q
period 2001-06-30
FIVE STAR PRODUCTS INC
filed 2001-08-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2001

                                       or

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


                      Yes    X                   No______
                         --------


Number of shares outstanding of each of issuer's classes of common stock as of August 6, 2001:

           Common Stock                            13,020,371 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 2001 and December 31, 2000                         1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                2001 and 2000                                             3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000                     4

            Notes to Consolidated Condensed Financial
                Statements                                                5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

Part II.   Other Information                                              9

           Signatures                                                    10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                              June 30,             December 31,
                                                2001                    2000
                                            ----------               ---------
     ASSETS                                   (unaudited)               *

Current assets

Cash                                           $      104        $       51
Accounts receivable, net                           15,675            11,115
Inventory (finished goods)                         22,673            23,610
Prepaid expenses and other current assets             246               207
                                              -----------        ----------

Total current assets                               38,698            34,983
                                                ---------         ---------

Property, plant and equipment, at cost              1,579             1,488
Less accumulated depreciation                        (645)             (490)
                                               ----------         ---------
                                                      934               998
                                               ----------        ----------
Deferred tax asset                                    163               163
                                               ----------        ----------
Other assets                                           44                44
                                              -----------        ----------
                                                 $ 39,839          $ 36,188
                                                 ========          ========




* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                June 30,        December 31,
                                                   2001             2000
                                               -----------      ------------
                                            (unaudited)              *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                          $ 19,583         $ 16,303
Accounts payable and accrued expenses            13,000           12,880
                                                -------         --------
Total current liabilities                        32,583           29,183
                                                -------        ---------

Long-term debt to GP Strategies                   5,000            5,000
                                                -------        ---------

Stockholders' equity

Common stock                                        130              130
Capital in excess of par value                    7,589            7,589
Accumulated deficit                              (5,463)          (5,714)
                                              ---------        ---------

Total stockholders' equity                        2,256            2,005
                                             ----------         --------
                                               $ 39,839         $ 36,188
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

                                   (Unaudited)

                      (in thousands, except per share data)


                                                          Three months ended                      Six months ended
                                                               June 30,                                June 30,

                                                          2001           2000                    2001           2000
                                                        --------       -------                 -------        ---------

Sales                                                 $ 25,413       $ 24,842                $ 49,879       $ 48,880
Cost of goods sold                                      21,099         20,255                  41,433         40,169
                                                      --------       --------                --------        -------
Gross margin                                             4,314          4,587                   8,446          8,711

Selling, general and administrative
 expenses                                               (3,722)        (3,527)                 (7,043)        (6,794)
Management fee to GP Strategies                            (15)           (30)                    (34)           (60)

Interest expense                                          (456)          (623)                   (951)        (1,117)
                                                    ----------      ---------               ---------     ----------

Income before income taxes                                 121            407                     418            740
Income tax expense                                         (47)          (167)                   (167)          (300)
                                                   -----------      ---------               ---------       --------

Net income                                         $        74      $     240               $     251       $    440
                                                   ===========      =========               =========       ========

Income  per share
 Basic and diluted                                 $       .01      $     .02              $      .02      $     .03
                                                   ===========      =========              ==========      =========


See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                   Six months ended June 30,
                                                   -------------------------
                                                  2001                2000
                                                ------              ------
Cash flows from operations:
Net income                                      $   251          $    440
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                      155               145
Changes in other operating items:
 Accounts receivable                             (4,560)           (4,562)
 Inventory                                          937            (1,736)
 Prepaid expenses and other current assets          (39)              (64)
 Accounts payable and accrued expenses              120               604
                                                -------         ---------
 Net cash used in operations                     (3,136)           (5,173)
                                                -------          --------

Cash flows from investing activities:
Additions to property, plant and equipment          (91)             (187)
Increase in other assets                                               (2)
                                                -------      ------------
Net cash used in investing activities               (91)             (189)
                                                -------        ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings           3,280             5,356
                                                -------          --------
Net cash provided by financing activities         3,280             5,356
                                                -------          --------

Net (decrease) increase in cash                      53                (6)
Cash at beginning of period                          51                97
                                                -------        ----------
Cash at end of period                               104         $      91
                                                =======         =========


   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2001, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in Five Star Products, Inc.'s Form 10-K.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2001 and 2000 are as follows (in thousands, except per share amounts):


                                                             Three months                              Six months
                                                            ended June 30,                            ended June 30,
                                                          -------------------                       ------------------
                                                          2001           2000                    2001           2000
                                                          ----           ----                    ----           ----
Basic EPS
         Net income                                  $      74      $     240               $     251       $    440
         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
                                                      --------         ------                --------         ------
         Basic earnings per share                    $     .01      $     .02              $      .02      $     .03
                                                     =========      =========              ==========      =========

Diluted EPS
         Net income                                  $      74       $    240                $    251        $   440

         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                     277            637                     105            573
                                                    ----------      ---------               ---------        --------
         Weighted average shares
          outstanding, diluted                          13,297         13,657                  13,125         13,593
                                                      --------        -------                 -------        -------

         Diluted earnings  per share                $      .01      $     .02              $      .02      $     .03
                                                    ==========      =========              ==========      =========

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

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $121,000 and $418,000 for the quarter and six months ended June 30, 2001 as compared to income before income taxes of $407,000 and $740,000 for the quarter and six months ended June 30, 2000. The decreased income is the result of reduced gross margin and increased selling, general and administrative expenses, partially offset by reduced interest expense.

Sales

The Company had sales of $25,413,000 and $49,879,000 for the quarter and six months ended June 30, 2001, compared to sales of $24,842,000 and $48,880,000 for the quarter and six months ended June 30, 2000. The increased sales were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

Gross margin decreased to $4,314,000 or 17% and $8,446,000 or16.9% of net sales for the quarter and six months ended June 30, 2001, as compared to $4,587,000 or 18.5% of net sales and $8,711,000 or 17.8% of net sales for the quarter and six months ended June 30, 2000. The decreased gross margin was the result of decreased gross margin percentage for the periods. The decreased gross margin percentage was due to increased operating costs and changes in purchasing patterns during the first six months of 2001.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,722,000 and $7,043,000 for the quarter and six months ended June 30, 2001, compared to $3,527,000 and $6,794,000 for the quarter and six months ended June 30,2000. The increased SG&A expense in 2001 is principally attributable to increased delivery expenses resulting from the initial costs incurred due to outsourcing the Company's delivery services, as well as increased fuel costs.

Interest expense

The Company had interest expense of $456,000 and $951,000 for the quarter and six months ended June 30, 2001, compared to interest expense of $623,000 and $1,117,000 for the quarter and six months ended June 30, 2000. The reduced interest expense in 2001 is the result of reduced interest rates and lower average short-term borrowings during the period.

Liquidity and Capital Resources

At June 30, 2001 the Company had cash of $104,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2001, the Company had borrowed $19,583,000 and had $2,659,000 of additional availability under the loan agreement.

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



                                  June 30, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                 FIVE STAR PRODUCTS, INC.




DATE: August 14, 2001                            Richard T. Grad
                                                 President


DATE: August 14, 2001                            Cynthia Krugman
                                                 Vice President