Form 10-Q
period 2001-09-30
FIVE STAR PRODUCTS INC
filed 2001-11-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2001

                                       or

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


                     Yes    X                  No______



Number of shares outstanding of each of issuer's classes of common stock as of November 6, 2001:

                  Common Stock             13,020,371 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              September 30, 2001 and December 31, 2000                    1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                2001 and 2000                                             3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2001 and 2000               4

            Notes to Consolidated Condensed Financial
                Statements                                                5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

Part II.   Other Information                                             10

           Signatures                                                    11

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                            September 30,      December 31,
                                                2001              2000
                                             ---------          ---------
     ASSETS                                  (unaudited)             *
Current assets

Cash                                        $        87      $       51
Accounts receivable, net                         14,005          11,115
Inventory (finished goods)                       21,804          23,610
Prepaid expenses and other current assets           435             207
                                            -----------      ----------

Total current assets                             36,331          34,983
                                              ---------        --------

Property, plant and equipment, at cost            1,616           1,488
Less accumulated depreciation                      (723)           (490)
                                             ----------      ----------
                                                    893             998
                                            -----------      ----------

Deferred tax asset                                  163             163
Other assets                                         44              44
                                            -----------      ----------
                                               $ 37,431        $ 36,188
                                               ========        ========




* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                 September 30,     December 31,
                                                    2001               2000
                                                 -------------     ------------
                                                (unaudited)              *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                              $ 17,915         $ 16,303
Accounts payable and accrued expenses                12,089           12,880
                                                    -------         --------
Total current liabilities                            30,004           29,183
                                                    -------         --------

Long-term debt to GP Strategies                       5,000            5,000
                                                   --------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (5,292)          (5,714)
                                                  ---------        ---------

Total stockholders' equity                            2,427            2,005
                                                  ---------        ---------
                                                   $ 37,431         $ 36,188
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                        Three months ended                     Nine Months ended
                                                         September 30,                            September 30,

                                                       2001            2000                    2001         2000
                                                     --------        -------                 -------      ---------

Sales                                                 $ 24,784       $ 24,931                $ 74,663       $ 73,811
Cost of goods sold                                      20,402         20,714                  61,835         60,883
                                                      --------       --------                --------      ---------
Gross margin                                             4,382          4,217                  12,828         12,928

Selling, general and administrative
 expenses                                               (3,656)        (3,496)                (10,673)       (10,290)

Management fee to GP Strategies                            (30)           (30)                    (90)           (90)

Interest expense                                          (412)          (581)                 (1,363)        (1,698)
                                                     ---------     ----------               ---------       --------

Income before income taxes                                 284            110                     702            850
Income tax expense                                        (113)           (40)                   (280)          (340)
                                                     ---------        -------               ---------       --------


Net income                                           $     171       $     70                $    422       $    510
                                                     =========       ========                ========       ========

Income per share
Basic net income per share                           $     .01     $      .01               $     .03      $     .04
                                                     =========     ==========               =========      ===========

Diluted net income per share                         $     .01     $      .01               $     .03      $     .04
                                                     =========     ==========               =========      ===========



See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                                                             Nine months
                                                         ended September 30,
                                                      -------------------------
                                                      2001                 2000
                                                    --------             ------
Cash flows from operations:
Net income                                            $   422           $   510
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                            233               224
Changes in other operating items:
 Accounts receivable                                   (2,890)           (3,786)
 Inventory                                              1,806               221
 Prepaid expenses and other current assets               (228)             (218)
 Accounts payable and accrued expenses                   (791)            1,367
                                                      -------           -------
 Net cash used in operations                           (1,448)           (1,682)
                                                      -------           -------

Cash flows from investing activities:

Additions to property, plant and equipment               (128)             (248)
Increase in other assets                                -                    (2)
                                                   ----------        ----------
Net cash used in investing activities                    (128)             (250)
                                                    ---------          --------

Cash flows from financing activities:

Net proceeds from
 short-term borrowings                                  1,612             1,891
                                                     --------          --------

Net cash provided by financing activities               1,612             1,891
                                                     --------          --------
Net (decrease) increase in cash                            36               (41)
Cash at beginning of period                                51                97
                                                   ----------         ---------
Cash at end of period                              $       87         $      56
                                                   ==========         =========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at September 30, 2001, and the results of its operations and cash flows for the nine months then ended. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in Five Star Products, Inc.'s Form 10-K.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share

         Earnings per share (EPS) for the quarter and nine months ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):



                                                                Three months                    Nine months
                                                       ended September 30,                       ended September 30,
                                                     ------------------------                  ---------------------
                                                          2001           2000                    2001           2000
                                                          ----           ----                    ----           ----
Basic EPS
         Net income                                  $     171      $      70                $    422       $    510
                                                     ---------      ---------                --------       --------
         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
                                                       -------       --------                 -------        -------
         Basic earnings per share                    $     .01      $     .01               $     .03      $     .04
                                                     ---------      ---------               ---------      ---------

Diluted EPS
         Net income                                  $     171       $     70                 $   422        $   510
                                                     ---------       --------                 -------        -------

         Weighted average shares
          outstanding                                   13,020         13,020                  13,020         13,020
         Dilutive effect of stock options
          and warrants                                     368            633                     182            593
                                                     ---------       --------               ---------      ---------
         Weighted average shares
          outstanding, diluted                          13,388         13,653                  13,202         13,613
                                                      --------       --------                 -------        -------

         Diluted earnings per share                 $      .01      $     .01               $     .03       $    .04
                                                    ----------      ---------               ---------       --------


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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.       Subsequent event

As of October 31, 2001, the Company's wholly owned subsidiary Five Star entered into a new three year Loan and Security Agreement (the "Loan Agreement") by and among three banks. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 55% , as defined, of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate under the Loan Agreement is based on the LIBOR rate for $18,000,000 of the loan and an adjusted prime rate for the balance of the loan. At September 30, 2001, $17,915,000 was outstanding under the Loan Agreement and approximately $2,557,000 was available to be borrowed.

On October 31, 2001, the Company amended an unsecured note to GP Strategies in the amount of $5,000,000. The note which was due on September 30, 2003 and bears interest at 8%, payable quarterly, was extended to September 30, 2004. As part of this amendment, GP Strategies is entitled to receive up to $500,000 per year payment on the note based upon the performance of the Company.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $284,000 and $702,000 for the quarter and nine months ended September 30, 2001 as compared to income before income taxes of $110,000 and $850,000 for the quarter and nine months ended September 30, 2000. The decrease in income before taxes for the nine months is the result of increased selling, general and administrative expenses, offset by decreased interest expense. The increase in income before income taxes for the quarter ended September 30, 2001 of $174,000 was due to reduced interest expenses and increased gross margin, partially offset by increased Selling, general and administrative expenses.

Sales

The Company had sales of $24,784,000 and $74,663,000 for the quarter and nine months ended September 30, 2001, compared to sales of $24,931,000 and $73,811,000 for the quarter and nine months ended September 30, 2000. The increased sales for the nine months ended September 30, 2001 were attributable to internal growth within the Company's established customer base. The minor reduction in sales for the quarter ended September 30, 2001 was due to the impact of the events of September 11, 2001 on the Company's customers.

Gross margin

Gross margin increased to $4,382,000 or 17.7% and declined to $12,828,000 or 17.2% of net sales for the quarter and nine months ended September 30, 2001, as compared to $4,217,000 or 16.9% of net sales and $12,928,000 or 17.5% of net sales for the quarter and nine months ended September 30, 2000. The increased gross margin was the result of the increased sales volume generated by the Company during the nine months of 2001. The reduced gross margin percentage for the nine months was due to increased warehouse costs during the first nine months of 2001. The increased warehousing costs are primarily related to increased payroll and utilities costs. The increased gross margin percentage for the quarter ended September 30, 2001 was due to improved purchasing practices during the quarter.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,656,000 and $10,673,000 for the quarter and nine months ended September 30, 2001, compared to $3,496,000 and $10,290,000 for the quarter and nine months ended

September 30, 2000. The increased SG&A expense in 2001 is attributable to increased selling and delivery expenses, primarily the increase of fuel prices.

Interest expense

The Company had interest expense of $412,000 and $1,363,000 for the quarter and nine months ended September 30, 2001, compared to interest expense of $581,000 and $1,698,000 for the quarter and nine months ended September 30, 2000. The reduced interest expense in 2001 is the result of reduced interest rates.

Liquidity and Capital Resources

At September 30, 2001 the Company had cash of approximately $87,000. As of October 31, 2001, the Company's wholly owned subsidiary Five Star entered into a new three year Loan and Security Agreement (the "Loan Agreement") by and among three banks. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 55% , as defined, of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate under the Loan Agreement is based on the LIBOR rate for $18,000,000 of the loan and an adjusted prime rate for the balance of the loan. At September 30, 2001, the Company had borrowed $17,915,000 and had $2,557,000 of additional availability under the loan agreement.

On October 31, 2001, the Company amended an unsecured note to GP Strategies in the amount of $5,000,000. The note which was due on September 30, 2003 and bears interest at 8%, payable quarterly, was extended to September 30, 2004. As part of this amendment, GP Strategies is entitled to receive up to $500,000 per year payment on the note based upon the performance of the Company.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  10. Loan and Security Agreement dated as of November 1, 2001 by and between Five Star Group, Inc., as Borrower and Summit Business Capital Corp. doing business as Fleet Capital-Business Finance Division as Agent.

            b.    Reports on Form 8-K

                  None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES



                               September 30, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              FIVE STAR PRODUCTS, INC.



DATE: November 14, 2001                       BY:    Richard T. Grad
                                                       President


DATE: November 14, 2001                       BY:    Cynthia Krugman
                                                     Vice President