Form 10-K
period 2001-12-31
FIVE STAR PRODUCTS INC
filed 2002-04-01
CIK 922408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                    Yes      X                         No
                           --------                      -------

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /X/

As of March 15, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $987,462 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 15, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 15, 2002
-----                                              -----------------------------
Common Stock, par value $.01 per share                     13,001,140 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS
PART I                                                                     Page

         Item 1. Business  1

         Item 2. Properties..................................................7

         Item 3. Legal Proceedings...........................................7

         Item 4. Submission of Matters to a Vote of Security Holders.........7

PART II

         Item 5. Market for the Registrant's Common
         Equity and Related Stockholder Matters..............................8

         Item 6. Selected Financial Data.....................................9

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................10

         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk...............................................12

         Item 8. Financial Statements and Supplementary Data................13

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure.................33

PART III

         Item 10. Directors and Executive Officers of the Registrant........34

         Item 11. Executive Compensation....................................34

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management..............................................34

         Item 13. Certain Relationships and Related Transactions............34

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K................................................35

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of Five Star Products, Inc. (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured senior note. The unsecured senior note bears interest at the rate of 8% payable quarterly, with the principal due on September 30, 2004. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 2001 Five Star had sales of approximately $95,000,000.

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

         In January 2000, Five Star expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia. In 2001 this new sales force generated revenues in excess of $7,400,000. Five Star services this new territory from its 250,000 square foot East Hanover, New Jersey facility, from which it currently services the Northeast. Five Star's ability to service this territory from its existing New Jersey facility will enable Five Star to leverage its fixed costs over a broader revenue base.

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

Customers

      Five Star's largest customer accounted for approximately 3.5% of its sales in 2001 and its 10 largest customers accounted for approximately 10% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Management Information System

      All of Five Star's inventory control, purchasing, accounts payable and accounts receivable are now being fully automated on an IBM AS400 computer system. In addition, Five Star's software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to closely control all phases of Five Star's operations. Five Star also maintains a salesperson-order-entry system, which allows the salesman to scan product and then download the information to a laptop. The laptop contains all product and customer information and interacts with the AS400.


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

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home-improvements because they cannot afford contractor services or the cost to trade up to bigger homes and in times of economic strength consumers spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the Home Improvement Research Institute, in 2001, Americans purchased more than $187 billion on home improvement products. These purchases are expected to grow at a compounded rate of 4.8% till 2006 according to the Home Improvement Research Institute.

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

NPD Trading

         NPD Trading ceased its operations in the year 1999. NPD Trading provided ICF Kaiser International ("ICF") with technical and commercial assistance on a contract for a $250 million hot strip mini mill in the Czech Republic. The Company had received $1 million for this assistance and had expected to receive another $1 million payment contingent upon the completed construction of the mini mill.

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

Employees

         The Company employs 260 people. Management-employee relations are considered good at both of Five Star's warehouse facilities. Unions represent approximately 95 of Five Star's employees. The Teamsters union represent the 95 union employees at New Jersey. Connecticut is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2003.

(d) Financial Information about Foreign and Domestic Operations and Export
    Sales.

         Not Applicable.

Item 2. Properties

         Five Star leases 250,000 square feet in New Jersey, 110,000 square feet in Connecticut, 1,200 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $1,129,327. Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $401,120. The New York sales office pays $17,493 per year in rent and the Maryland office pays $10,155. The Company's New York City office space is provided by GP Strategies pursuant to the Management Services Agreement. As part of the Management Services Agreement, GP Strategies receives up to $10,000 a month for services provided by GP Strategies employees, such as management, legal, tax, accounting, insurance and employee benefit administration services.

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

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The following table presents the high and low prices for the Common Stock for 2001 and 2000. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

                      Quarter               High                     Low

2001                  First                 $0.15                    $0.09

                      Second                $0.21                    $0.13

                      Third                 $0.25                    $0.12

                      Fourth                $0.15                    $0.11



2000                  First                 $0.53                    $0.18

                      Second                $0.36                    $0.25

                      Third                 $0.30                    $0.20

                      Fourth                $0.24                    $0.10


----------

         The number of shareholders of record of the Common Stock as of March 15, 2002 was 3,736. On March 15, 2002, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.14. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                           Years Ended December 31,

                                                  2001        2000        1999        1998      1997
                                                  ----        ----        ----        ----      ----

Statement of Operations Data:

Revenue                                        $94,908     $93,878     $83,134     $17,080    $ 2,047
Cost of goods sold                              78,854      77,372      68,646      13,686        936
General and administrative
 expenses                                       13,576      13,154      11,627       3,187      1,385
Net income (loss)                                  417         775         647       (664)       (857)

Income (loss) per share:
Basic and diluted
 before extraordinary item                         .03         .06         .05       (.03)      (.07)
Basic and diluted                                  .03         .06         .05       (.05)      (.07)

                                                                   December 31,
                                                      ------------------------------------

                                                  2001        2000        1999        1998      1997
                                                  ----        ----        ----        ----      ----

Balance Sheet Data:

Current assets                                 $35,045     $35,112     $32,810     $32,291     $  514
Current liabilities                             28,762      29,312      27,598      27,596        199
Non current liabilities                          5,000       5,000       5,000       5,000      4,933
Working capital                                  6,283       5,800       5,212       4,695        315
Total assets                                    36,184      36,317      33,828      33,179        552
Total stockholders' equity (deficiency)          2,422       2,005       1,230         583     (4,580)


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

Liquidity and Capital Resources

At December 31, 2001 the Company had cash of $60,000 and working capital of $6,283,000. On November 1, 2001, Five Star renewed a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At December 31, 2001, the Company had borrowed $16,414,000 and had $1,761,000 of additional availability under the loan agreement.

The Company believes it has sufficient borrowing availability under existing credit agreements, and cash anticipated to be generated through the operations of the Company, to fund the working capital requirements of Five Star.

Results of operations

The Company had income before income taxes of $714,000 for the year ended December 31, 2001 compared to $1,047,000 for the year ended December 31, 2000. The decrease in income before income taxes is the result of increased sales, which was more than offset by a decrease in gross margin coupled with increased selling, general and administrative expenses. Income tax expense in 2001 was $297,000 and $272,000 in 2000. The effective rate of 26% in 2000 is due to the reversal of a $185,000 valuation reserve against deferred tax assets.

Sales


The Company had sales of $94,908,000 in 2001 compared to sales of $93,878,000 in 2000 and $83,134,000 in 1999. The increased sales were attributable to internal growth within the Company's established customer base. The increased sales in 2000 over 1999 were attributable to the expansion of Five Star's sales territory through the addition of an established, dedicated sales force servicing the Mid Atlantic States, as far south as Virginia, as well as internal growth within the Company's established customer base.

Gross margin

The Company had gross margin of $16,054,000 in 2001, $16,506,000 in 2000 and $14,488,000 in 1999. The gross margin percentage in 2001 was 16.9%, slightly lower than the 17.6% recorded in 2000. The slightly lower gross margin percentage was caused primarily by rising warehouse costs. The gross margin in 2000 was essentially the same as for 1999.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $13,576,000 in 2001, $13,154,000 in 2000 and $11,627,000 in 1999. The slightly increased SG&A in 2001 is attributable to increased delivery expenses resulting from the increased sales volume and the increase of fuel prices. The increased SG&A in 2000 is due to the same factors.

Interest expense

The Company had interest expense of $1,692,000 in 2001, $ 2,220,000 in 2000 and $1,692,000 in 1999. The decreased interest expense in 2001 is the result of lower interest rates in short-term borrowings incurred by Five Star. The increased interest expense in 2000 is the result of both the increased borrowings incurred by Five Star under its credit facility due to its growth (see Note 4 to the consolidated financial statements), as well as interest incurred on the $5,000,000 unsecured senior note (see Note 1 to the consolidated financial statements).

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to the risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Inflation

         Inflation is not expected to have a significant impact on the Company's business.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


               The information required by Item 7A is not applicable to the Company's business.

Item 8.           Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                               14

Financial Statements:

         Consolidated Balance Sheets - December 31, 2001 and
           2000                                                            15

         Consolidated Statements of Operations - Years ended
           December 31, 2001, 2000 and 1999                                17

         Consolidated Statements of Changes in Stockholders'
           Equity - Years ended December 31,
           2001, 2000 and 1999                                             18

         Consolidated Statements of Cash Flows - Years ended
           December 31, 2001, 2000 and 1999                                19

         Notes to Consolidated Financial Statements                        20

         INDEPENDENT AUDITORS' REPORT




         Board of Directors and Stockholders
         Five Star Products, Inc.


         We have audited the accompanying consolidated balance sheets of Five Star Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




         Richard A. Eisner & Company, LLP


         New York, New York
         March 20, 2002

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                December 31,       December 31,
                                                  2001                 2000
                                                ----------         -------------
                 ASSETS

Current assets

Cash                                             $      60        $      51
Accounts receivable, trade, less allowance
 for doubtful accounts of $631 and $681
 in 2001 and 2000                                   11,215           11,115
Inventory                                           23,325           23,610
Prepaid expenses and other current assets              445              336
                                                 ---------        ---------

Total current assets                                35,045           35,112

Machinery and equipment, net                           904              998
Deferred tax asset                                     193              163
Other assets                                            42               44
                                                ----------       ----------
                                                 $  36,184        $  36,317
                                                 =========        =========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 (in thousands, except share and per share data)


                                                              December 31,                December 31,
                                                                 2001                          2000
                                                             -------------                   --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                             $  16,414               $  16,303
Accounts payable and accrued expenses
  (including due to affiliates of $354 and $536)                     12,348                  13,009
                                                                   --------              ----------
Total current liabilities                                            28,762                  29,312
                                                                   --------              ----------

Long-term debt to GP Strategies                                       5,000                   5,000
                                                                  ---------               ---------

Commitments and contingencies (Note 13)

Stockholders' equity

Common stock, authorized 30,000,000 shares,
  par value $.01 per share; 13,020,155 shares
  issued and outstanding                                                130                     130
Capital in excess of par value                                        7,589                   7,589
Accumulated deficit                                                  (5,297)                 (5,714)
                                                                   --------               ---------

Total stockholders' equity                                            2,422                   2,005
                                                                   --------              ----------
                                                                   $ 36,184                $ 36,317
                                                                   ========                ========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                   Year Ended December 31,

                                               2001             2000              1999
                                             --------        ---------         ----------
Sales                                        $  94,908        $  93,878      $  83,134
Cost of goods sold                              78,854           77,372         68,646
                                             ---------        ---------      ---------
Gross margin                                    16,054           16,506         14,488

Selling, general and
 administrative expenses                       (13,576)         (13,154)       (11,627)

Management fee to GP Strategies                    (72)             (85)          (120)

Consulting revenues                                                                 98

Interest expense (including amounts
  to affiliates of $400, $400 and $400)         (1,692)          (2,220)        (1,692)
                                              --------         --------     ----------

Income before income taxes                         714            1,047          1,147

Income tax expense                                (297)            (272)          (500)
                                             ---------        ---------    -----------

Net income                                    $    417         $    775       $    647
                                              ========         ========       ========

Income per share
 Basic and diluted                                 .03              .06             .05
                                             ---------       ----------      ----------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999
                     (in thousands, except number of shares)

                                         Shares of                         Capital in                               Total
                                      Common Stock            Common        Excess of       Accumulated          Stockholders'
                                       Outstanding            Stock         Par Value      Deficit                 Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            13,020,155              $130           $7,589      $(7,136)           $     583
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     647                  647
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            13,020,155               130            7,589       (6,489)               1,230
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     775                  775
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            13,020,155               130            7,589       (5,714)               2,005
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     417                  417
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            13,020,155              $130           $7,589      $(5,297)              $2,422
-------------------------------------------------------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands

                                                              Years Ended December 31,
                                                          --------------------------------------
                                                           2001              2000          1999
                                                         -------            ---------    -------
Cash flows from operating activities:
Net income                                               $    417         $   775        $   647
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization                                 263             234            196
Deferred income taxes                                         (30)           (163)

Changes in other operating items:
Accounts receivable                                          (100)         (1,007)          (411)
Inventory                                                     285          (1,056)          (108)
Prepaid expenses and other current assets                    (107)           (124)           (22)
Accounts payable and accrued expenses                        (661)          1,606            649
                                                          -------        --------       --------

Net cash provided by operating activities                      67             265            951
                                                         --------       ---------       --------

Cash flows from investing activities:
Additions to machinery and equipment                         (169)           (290)          (326)
                                                         --------     -----------      ---------

Cash flows from financing activities:
 Net proceeds from (repayments of)
 short-term borrowings                                        111             (21)          (647)
                                                           ------           ------          -----


Net increase (decrease) in cash                                 9             (46)           (22)
Cash at beginning of period                                    51              97            119
                                                         --------      ----------       --------
Cash at end of period                                    $     60      $       51        $    97
                                                         ========      ==========        =======


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       Acquisition of the assets and business of Five Star

         Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc. which is a wholesale distributor of home decorating hardware and finishing products in the northeastern United States.

         The Company's business was purchased on September 30, 1998 from GP Strategies Corporation (GP Strategies) for approximately $16,476,000 in cash and a $5,000,000 unsecured promissory note. At December 31, 2001, GP Strategies owned approximately 37% of the Company's common stock. The Company's consulting business, which had been acquired from GP Strategies in 1994 and conducted through a wholly-owned subsidiary, NPD Trading, has been inactive since 1999.

2.       Summary of significant accounting policies

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Inventory. Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products.

         Machinery and equipment. Fixed assets are carried at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed currently. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

         Income taxes. Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Sales are made principally to independently owned paint and hardware stores in the northeast United States.

         Stock based compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, employee compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Reclassifications. Certain reclassifications have been made to conform to current year presentation.

         Revenue recognition. Revenue is recognized upon shipment of product to customers. Allowances for estimated discounts and returns are recognized when sales are recorded.

         Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Options outstanding at December 31, 2001, 2000 and 1999 to purchase approximately 1,025,000, 650,000 and 650,000 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive. Warrants outstanding during the years ended December 31, 2000 and 1999 to purchase 6,017,775 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $43,000, $56,000 and $74,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

         In 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted this interpretation during the fiscal year ended December 31, 2000.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangibles with indeterminate lives will no longer be amortized, but instead tested for impairment. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

3.       Recent accounting pronouncements (Continued)

         will adopt SFAS No. 142 in 2002 and does not expect any impairment of goodwill upon adoption.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.


4.       Short-term borrowings

         On November 1, 2001, the Company's wholly owned subsidiary, Five Star Group, Inc., renewed its Loan and Security Agreement (the "Loan Agreement") by and among three banks, which matures on September 30, 2004. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rate under the Loan Agreement is based on LIBOR and an adjusted prime rate, which rates can be reduced in the event Five Star achieves and maintains certain performance benchmarks. At December 31, 2001, approximately $16,414,000 was outstanding under the Loan Agreement and approximately $1,761,000 was available to be borrowed. As of December 31, 2001, the LIBOR rate was 4.28% and the adjusted prime rate was 5.15%. The weighted average interest rate on the Company's short-term debt at December 31, 2001 is 4.35%. Substantially all of the Company's assets are pledged as collateral for these borrowings.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

5.       401(k) plan

         The Company maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 2% to 12% of base compensation. The Company matches 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59 1/2 or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at the rate of 20% per year.

         The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $137,000, $120,000 and $132,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.       Machinery and equipment

         Major classes of machinery and equipment consist of the following (in thousands):


                                                  December 31,           Estimated
                                              -------------------        ---------
                                              2001           2000      useful lives
                                              ----           ----      ------------

         Machinery and equipment          $   304         $   296          3 years
         Furniture and fixtures               525             429          5 years
         Leasehold improvements               828             763        3-9 years
                                           -------          -------
                                               1,657           1,488

         Less accumulated depreciation
           and amortization                     (753)           (490)
                                             -------           -----
                                             $   904         $   998
                                             =======         =======

         Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $263,000, $234,000 and $196,000, respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

7.       Long-term debt, related party

         The Company has an unsecured note payable o GP Strategies in the amount of $5,000,000. The note bears interest at 8%, payable quarterly, with the principal due September 30, 2004. The note is subordinated to the Loan Agreement (See note 4). Interest expense for the year ended December 31, 2001, 2000 and 1999 was $400,000, $400,000 and $400,000,
         respectively.


8.       Transactions with affiliates

         Transactions with GP Strategies and its subsidiaries, other than loans, as disclosed elsewhere in the financial statements, during the years ended December 31, 2001, 2000, and 1999 are summarized below (in thousands):

                                                                            December 31,
                                                            ---------------------------------------
                                                             2001               2000          1999
                                                             ----               ----          ----

         Revenue:
         Consulting fees earned from affiliate            $                  $              $    98

         Expenses:
         Transactions with GP Strategies
                  Management fees incurred                $     72           $    85         $  120
                  Interest expense incurred                    400               400            400

         In 1999 the Company provided services to GSE Systems, Inc. (GSES), an affiliate of GP Strategies, in assisting that affiliate to obtain a contract to provide the Temelin Nuclear Power Plant and the St. Petersburg Nuclear Power Plant with full scope simulators. GSES is a successor to General Physics International Engineering and Simulation, Inc. Revenues from GSES amounted to $0, $0 and $98,000, respectively, for the years ended December 31, 2001, 2000, and 1999.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Transactions with affiliates (Continued)

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include management, legal, tax, accounting, insurance and employee benefit administration services. The Company paid GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 2001 and 2002. Fees incurred to GP Strategies under this agreement totaled $72,000, $85,000 and $120,000 for each of the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, the amount due to GP Strategies for expenses and interest, which is included in accounts payable and accrued expenses on the consolidated balance sheets, was $354,000 and $536,000, respectively

9.       Income taxes

         The components of income tax expense (benefit) are as follows (in thousands):


         Years ended December 31,            2001            2000         1999
         ---------------------------------------------------------------------
         Current
         Federal                           $  251          $  305       $  390
         State and local                       76             130          110
                                         --------          ------       ------
         Total Current Expense                327             435          500
                                          -------             ---          ---
         Deferred
         Federal                              (23)           (124)           0
         State and Local                       (7)            (39)           0
                                        ----------         -------      ------
         Total Deferred (Benefit)             (30)           (163)           0
                                         ---------           -----      ------
         Total Income Tax Expense          $  297          $  272       $  500
                                           ------          ------       ------

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

         9.       Income taxes (Continued)

         As of December 31, 2001 and 2000, the Company had approximately $231,000 and $323,000, respectively, of deferred tax assets and no deferred tax liabilities. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                December 31,       December 31,
                                                   2001            2000
                                                --------        ----------
         Deferred tax assets

         Allowance for doubtful accounts        $     31          $     46
         Machinery and equipment                     115                65
         Deferred compensation                        38               160
         Inventory                                    47                52
                                                --------          --------
         Deferred tax assets                         231               323
                                                 -------           -------

         Valuation allowance                         (38)             (160)
                                                  ------           -------
         Net deferred tax assets after
          valuation allowance                   $    193          $    163
                                                ========          ========

         A reconciliation between the Company's tax provision and the U.S. statutory rate follows:

         Years ended December 31,            2001          2000          1999
         --------------------------------------------------------------------
         Tax at U.S. statutory rate        $  243        $  356        $  390
         State and local taxes net of
          Federal benefit                      49            84           111
         Items not deductible                  27            24
         Net operating loss utilization         -                         (42)
         Valuation allowance adjustment         -          (185)           41
         Other                                (22)           (7)
         --------------------------------------------------------------------
         Income Taxes                      $  297        $  272        $  500
         --------------------------------------------------------------------

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has provided a full valuation allowance at December 31, 2001 and December 31, 2000 for the deferred tax asset relating to the deferred compensation as the realization of such asset is uncertain.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

  9.     Income taxes (Continued)

         The valuation allowance for the year ended December 31, 2001 decreased by $122,000 as a result of the underlying warrants giving rise to the deferred compensation tax asset expired during the year. The valuation allowance decreased by $185,000 for the year ended December 31, 2000 and increased by $41,000 for the year ended December 31, 1999.


10.      Major customers

         For the years ended December 31, 2001, 2000 and 1999 no customer accounted for more than 10% of the Company's revenue.


11.      Stock options and warrants

         (a)      Stock option plan

         On January 1, 1994, the Company's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. On January 1, 2002, the Board of Directors amended the Stock Option Plan increasing the total number of shares of Common Stock to 4,000,000 shares reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiaries, and to consultants and other individuals providing services to the Company.

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

         Options granted during 2001 and 1999 vest over five years in equal annual installments. All other outstanding options were fully vested as of December 31, 2001.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         (a)      Stock option plan (Continued)

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees of the Company. Had the Company determined compensation cost based on the fair value method at the grant date for its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                     2001       2000     1999
                                                     ----       ----     ----
         Net income                 As reported    $  417       $775     $647
                                    Pro forma         412        740      606
         Basic and diluted income
          per share                 As reported       .03        .06      .05
                                    Pro forma         .03        .05      .04

         Stock option activity during the periods indicated is as follows:

         An aggregate of 450,000 options were granted in 2001 to three individuals pursuant to Employment Agreements.

         The per share weighted-average fair value of stock options granted during 2001 and 1999 were $.11, and $.30, respectively, on the dates of grant using the Black Scholes option-pricing model with the following assumptions: 2001 - expected dividend yield 0%, risk-free interest rate of 4.24%, expected volatility of 106% and expected life of 5 years, 1999 - expected dividend yield .0%, risk-free interest rate of 5.05%, expected volatility of 146% and expected life of 3 years.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Stock options and warrants (Continued)

         Activity relating to stock options granted by the Company:

                           Number of Weighted-Average
                             Shares Exercise Price
Balance at December 31, 1998          1,600,000                   .15
         Granted                        650,000                   .33
         Cancelled                     (100,000)                  .50
                                      ---------
Balance at December 31, 1999          2,150,000                   .19
         Cancelled                      (25,000)                  .13
                                    -------------
Balance at December 31, 2000          2,125,000                   .19
         Granted                        450,000                   .14
         Cancelled                      (75,000)                  .33
                                    -------------
Balance at December 31, 2001          2,500,000                   .18
                                    ===========
Exercisable at December 31,
 2001                                 1,910,000                   .17
                                     ===========


         The following table summarizes information about the Plan's options at December 31, 2001:

                                           Weighted                                 Weighted
                         Weighted           Average                                  Average
         Number          Average            Years               Number               Exercise
    Outstanding       Exercise Prices      Remaining         Exercisable                Price
    -----------------------------------------------------------------------------------------
      1,475,000            .13                  1.42             1,475,000             .13
        450,000            .14                  4.92                90,000             .14
        575,000            .33                  2.25               345,000             .33
    --------------------------------------------------------------------------------------
      2,500,000            .18                  2.24             1,910,000             .17
    --------------------------------------------------------------------------------------

         (b)      Warrants to purchase common stock

         Warrants to purchase a total of 6,017,775 shares of the Company's common stock, which the Company had issued during 1994 in connection with its acquisition of NPD Trading from GP Strategies, were extended in 1996 at an exercise price of $.50 per share and in 1998 at an exercise price of $.75 per share. These warrants expired in August 2000.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

12.      Earnings per share

         Earnings per share (EPS) for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                                     Year ended December 31,
                                                                    ------------------------
                                                          2001           2000                1999
                                                          ----           ----                ----
         Basic EPS
         Net income                                  $     417      $     775           $     647
         Weighted average shares
          Outstanding                                   13,020         13,020              13,020
                                                      --------       --------            --------
         Basic earnings per share                   $      .03     $      .06          $      .05
                                                    ----------     ----------          ----------

         Diluted EPS
         Net income                                  $     417      $     775            $    647
                                                     ---------      ---------            --------

         Weighted average shares
          outstanding                                   13,020         13,020              13,020
         Dilutive effect of stock options
          and warrants (a)                                 153            719                 806
                                                    ----------     ----------           ---------
         Weighted average shares
          outstanding, diluted                          13,173         13,739              13,826
                                                      --------       --------             -------

         Diluted earnings
          per share                                 $      .03     $      .06           $     .05
                                                    ----------     ----------           ---------

(a) Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

13.      Commitments and contingencies

         The Company has several noncancellable leases which cover real property, machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows(in thousands):

                        Real                 Machinery and
--------------------------------------------------------------------------
                       property               equipment             Total
--------------------------------------------------------------------------
2002                      1,315                        936           2,251
2003                      1,313                        736           2,049
2004                      1,288                        373           1,661
2005                      1,288                         18           1,306
2006                      1,288                       -              1,288
After 2006                  252                       -                252
--------------------------------------------------------------------------
Total                   $ 6,744                    $ 2,063         $ 8,807
--------------------------------------------------------------------------

During 2001, 2000 and 1999, the Company incurred $2,721,000, $3,412,000 and
$3,359,000, respectively, of rental expenses. GP Strategies has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,513,000 per year through 2007.

14.      Valuation and Qualifying Accounts

         The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):


                                                     2001           2000            1999
                                                     ----           ----            ----
         Balance at beginning of year              $   681        $    616      $   1,630
         Charged to expense                           (47)              80             45
         Uncollectable accounts written off,
           net of recoveries                           (3)            (15)        (1,059)
                                                   -------        --------        -------
         Balance at end of year                    $   631        $    681      $     616
                                                   =======        ========      =========

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Note 15. Subsequent Event

On February 8, 2002, the Company entered into two consulting agreements with its former President and Chief Executive Officer and its Controller. One agreement provides for payments of $150,000 per annum, for a five-year period and the granting of options at the quoted market price on the date of grant, which will vest annually over the term in equal installments. . The other agreement provides for annual payments of $110,000 for an eighteen-month term. The two former employees will provide consulting and advisory services to the Company. The agreements also provide for the repurchase by the Company of 269,231 shares of the Company's common stock held by the consultants for an aggregate purchase price of $35,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

                Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 11.        Executive Compensation

                Information with respect to Executive Compensation of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                Information with respect to the Security Ownership of Certain Beneficial Owners and Management of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.      Certain Relationships and Related Transactions

              Information with respect to the Certain Relationships and Related Transactions of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                         Page

       Independent Auditors' Reports.......................................15

       Financial Statements:

       Consolidated Balance Sheets -
       December 31, 2001 and 2000..........................................16

       Consolidated Statements of
       Operations - Years ended
       December 31, 2001, 2000 and 1999....................................18

       Consolidated Statements of Changes in
       Stockholders' Equity - Years
       ended December 31, 2001, 2000 and 1999..............................19

       Consolidated Statements of Cash Flows
       Years ended December 31, 2001, 2000 and 1999........................20

       Notes to Consolidated Financial Statements..........................21

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)   See accompanying Index to Exhibits

         There were no reports filed by the Registrant on Form 8-K for the period ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FIVE STAR PRODUCTS, INC.




                                                   Charles Dawson, President

Dated:   April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title



Jerome I. Feldman                 Chairman of the Board




Charles Dawson                    President and Director
                                  (Principal Executive and Operating Officer)



Roger Antaki                      Director of Finance
                                  (Principal Financial and Accounting Officer)




Scott N. Greenberg                Director



John Moran
                                   Director



Steven Schilit                     Executive Vice President, Chief Operating
                                   Officer and Director



Bruce Sherman                      Executive Vice President, Sales and Director





April 1, 2001

                                INDEX TO EXHIBITS

Exhibit No.                Document                                        Page
-----------                --------                                        ----

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

10           1994 Stock Option Plan of the Registrant as amended on January 1,
             2002.*

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

10.7 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.8 Asset Purchase Agreement dated as of August 31, 1998 between Five Star Products, Inc. and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

10.9 Loan and Security Agreement by and between the Registrant, as Borrower and Summit Business Capital Corp. doing business as Fleet Capital-Business Finance Division as Agent. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended September30, 2001.


10.10 Amended and Restated Note in the Amount of $5,000,000 dated November 1, 2002, between the Registrant and GP Strategies Corporation.*.

10.11 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad.*

10.12 Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson.*

10.13 Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman.*

10.14 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit.*

21.          Subsidiaries.*

22.          N/A

23.          Consent of Richard A. Eisner & Company, LLP
             Independent Auditors*


*Filed herewith

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement on Form S-3 of our report dated March 20, 2002 on the financial statements of Five Star Products, Inc. and subsidiaries, included in the 2001 Annual Report on Form 10-K.





/s/ Richard A. Eisner & Company, LLP
New York, New York
March 29, 2002