Form 10-K/A
period 2001-12-31
FIVE STAR PRODUCTS INC
filed 2002-04-30
CIK 922408

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

                        Commission File Number 033-78252
                            FIVE STAR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                      13-3729186
--------                                                      ----------
(State of Incorporation)                                  (I.R.S. Employer
                                                           Identification No.)

9 West 57th Street, New York, NY                                10019
--------------------------------                                -----
(Address of principle executive offices)                      (Zip code)

Registrant's telephone number, including area code:           (212) 826-8976

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

Indicate by check mark if disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. / /

As of March 15, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $987,462 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on March 15, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at March 15, 2002

Common Stock, par value $.01 per share                 13,001,140 shares

                                TABLE OF CONTENTS
PART I                                                                     Page

         Item 1. Business  1

         Item 2. Properties...................................................7

         Item 3. Legal Proceedings............................................7

         Item 4. Submission of Matters to a Vote of Security Holders..........7

PART II

         Item 5. Market for the Registrant's Common
         Equity and Related Stockholder Matters...............................8

         Item 6. Selected Financial Data......................................9

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................10

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.12

         Item 8. Financial Statements and Supplementary Data.................13

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure..................33

PART III

         Item 10. Directors and Executive Officers of the Registrant.........34

         Item 11. Executive Compensation.....................................36

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management...............................................43

         Item 13. Certain Relationships and Related Transactions.............44

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................................46

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                      Age     Position
------------------------------------------
Jerome I. Feldman         73      Chairman of the Board
Charles Dawson            45      President and Director
Bruce Sherman             49      Executive Vice President, Sales and Director
Steven Schilit            55      Executive Vice President, and Chief Operating
                                    Officer and Director
Joseph Leven              49      Vice President
Scott N. Greenberg        45      Director
Michael Feldman           34      Director
John Moran                51      Director
Carll Tucker              49      Director

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. In 1959 he is founded GP Strategies Corporation ("GPS"), a workforce development company, and is Chief Executive Officer and a Director of GPS. He also has been Chairman of the Board of GPS since 1999 and was President of GPS until June 2001. He has been a director of GSE Systems, Inc., ("GSE"), a software design and development company since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Center.

         Charles Dawson has been President of the Company and Five Star Group, Inc. (Five Star") since January 2002 and Vice President and a director of the Company since 1999. Since 1993 Mr. Dawson has held several managerial positions with Five Star.

         Bruce Sherman has been Executive Vice President, Sales of the Company and Five Star since January 2002, Vice President and a director of the Company since 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association.

         Steven Schilit has been Executive Vice President, Chief Operating Officer of the Company and Five Star since January 2002, Vice President and a director of the Company since 1999 and since 1981 has held several executive positions with Five Star.

         Joseph Leven has been Vice President of the Company since 1999; Vice President of Operations of Five Star since 1995 and since 1976 has held various managerial positions with Five Star.

         Scott N. Greenberg has been a director of the Company since 1999, a director of GPS since 1987, Executive Vice President and Chief Financial Officer since 1999 and President since June 2001. Since 1985 he has held several executive positions with GPS. Mr. Greenberg is a director of GSE.

         Michael D. Feldman has been a director of the Company since 1999. He has served as Executive Vice President and a director of Avenue Entertainment Group, Inc., an independent entertainment company, since 1997.

         John Moran has been a director of the Company since January 2002. He has been Vice President of GPS since August 2001; President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to August 2001 and from 1994 to 2000 he was Group President, Training and Technologies Group of General Physics Corporation.

         Carll Tucker has been a director of the Company since January 2002. In 1986 he founded Trader Publications and was its President until 1999, which published The Patent Trader newspaper and various local magazines, newsletters and programs for cultural institutions in Westchester, Putnam and Fairfield counties. Trader Publications was sold to Gannett Corporation in 1999. Mr. Tucker is the author of a weekly newspaper column in the Westchester Patent Trader, "Looseleaves", since 1983. Mr. Tucker is also a Trustee of Northern Westchester Hospital Center and was its Chairman of the Board from 1999-2001.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period January 1, 2001 to April 15, 2002, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Charles Dawson, Bruce Sherman, Steven Schilit, Jerome Feldman, Scott Greenberg, Carll Tucker and John Moran each filed one late report.

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star to its President and Chief Executive Officer and most highly compensated executive officers for services rendered to Five Star in 2001.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                                                                   Awards
                                                 Annual Compensation Stock        All Other
Name and Principal Position             Year       ($)                   ($)       (#)(1)                   ($)
---------------------------             ----     -------             -------- -----------------    ------------------
Richard T. Grad(2)                     2001         284,545             -0-           -0-               6,803(3)
President and Chief Executive          2000         280,295             -0-           -0-               6,450(3)
Officer of the Company and             1999         275,600             -0-           150,000           5,881(3)
Five Star

Charles Dawson                         2001      188,009                -0-           150,000             404(4)
President                              2000     161,544                -0-            -0-                 379(4)
                                       1999      160,004                -0-            75,000             296(4)

Steven Schilit                         2001         172,596             -0-           150,000           4,842(5)
Executive President and                2000         167,055            -0-            -0-               4,701(5)
Chief Operating Officer                1999         164,700             -0-            75,000            4,540(5

Bruce Sherman                          2001         221,571             -0-           150,000           4,604(6)
Executive Vice President,              2000         171,586          15,000           -0-               4,665(6)
Sales,                                 1999         169,745          25,415            75,000           4,211(6)

Joseph Leven                           2001         115,190             -0-           -0-               2,764(7)
Vice President                         2000         113,800             -0-           -0-               2,050(7)
Vice President of Operations,          1999         108,375             -0-            75,000           4,014(7)
Five Star


(1) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1994 Non-Qualified Stock Option Plan.

(2) Mr. Grad resigned as President and Chief Executive Officer of the Company and Five Star effective January 1, 2002.

(3) Includes $4,080, $4,000 and $4,000 as matching contributions made by the Company to the 401(k) Savings Plan (the "401(k) Savings Plan") for 2001, 2000, 1999, respectively, and $2,723, $2,450 and $1,881 for executive life insurance premiums for 2001, 2000 and 1999, respectively.

(4)      Consists of premiums for executive life insurance.

(5) Includes $4,080, $4,196 and $3,840 as matching contributions made by the Company to the 401(k) Savings Plan for 2001, 2000 and 1999, respectively, and $596, $469 and $371 for executive life insurance premiums for 2001, 2000 and 1999, respectively.

(6) Includes $4,080, $3,953 and $3,953 as matching contributions made by the Company to the 401(k) Savings Plan for 2001, 2000 and 1999, respectively, and $762, $748 and $587, for executive life insurance premiums for 2001, 2000 and 1999, respectively.

(7) Includes $2,449, $1,768 and $3,790 as matching contributions made by the Company to the 401(k) Savings Plan for 2001, 2000 and 1999, respectively, and $315, $282 and $224 for executive life insurance premiums for 2001, 2000 and 1999, respectively.

Option Grants in 2001

The following table and notes contain information concerning the grant of stock options in 2001 pursuant to the Plan to the named executive officers.


                                                                                          Potential Realizable
                                                    Individual Grants                       Value at Assumed
                                               Percent of                                    Annual Rates of
                                              Total Options                                    Stock Price
                                    Options    Granted to    Exercise or                    Appreciation for
                                    Granted   Employees in   Base Price    Expiration        Option Term(2)
Name                                (#)(1)        2001         ($/Sh)         Date          5%($)       10%($)
----                                ------        ----         ------         ----          -----       ------

Charles Dawson................      150,000          33%          .14       11/28/06        5,892      12,821
Bruce Sherman.................      150,000          33%          .14       11/28/06        5,892      12,821
Steven Schilit................      150,000          33%          .14       11/28/06        5,892      12,821


(1) Options to purchase Common Stock granted pursuant to the terms of the Plan. The options are exercisable cumulatively at the rate of 20% per annum for a period of five years from the date of grant.

(2) Represents gain that would be realized assuming the options were held for the entire five year term and the stock price increased at compounded rates of 5% and 10% from a base price of $0.14 per share. The potential realizable values per option or per share under such 5% and 10% rates of stock appreciation would be $0.39 and $0.85. These amounts represent assumed rates of appreciation only. Actual gain, if any, on option exercise and Common Stock holdings will be dependent on overall market conditions and on the future performance of the Company and its Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

                       Aggregate Option Exercises in 2001
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2001 and unexercised options under the Plan held at the end of 2001 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.

                                  Shares                       Exercisable/Unexercisable      Value of Unexercised
                                Acquired on      Value                Options at          In-the-Money Options at
                                 Exercise      Realized          December 31, 2001(#)     December 31, 2001($)(1)
                                                                 --------------------     -----------------------
Name                                (#)           ($)        Exercisable    Unexercisable Exercisable Unexercisable
----                                ---           ---        -----------    ------------- ----------- -------------

Richard Grad...............           -0-         -0-           90,000          60,000        -0-          -0-
Charles Dawson.............           -0-         -0-           75,000         150,000        -0-          -0-
Steven Schilit.............           -0-         -0-           75,000         150,000        -0-          -0-
Bruce Sherman.............-           -0-         -0-           75,000         150,000        -0-          -0-
Joseph Leven...............           -0-         -0-           45,000          30,000        -0-          -0-

..........

(1) Calculated based on $0.14, which was the closing price of the Common Stock as quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market on December 31, 2001, (which was below the exercise price of the stock options.)

Board Report on Executive Compensation

         During the year ended December 31, 2001, the Company did not have a Compensation Committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company.

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

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 2001, the Company also made matching contributions to the 401(k) Savings Plan for those participants.

Mr. Grad's Compensation

         In reviewing Mr. Grad's performance in 2001 and determining appropriate compensation, the Board took the following major accomplishments into consideration:

         oThe transformation of the Company into a leading distributor in the United States of home decorating, hardware and finishing products.

         o$25,000,000 three-year revolving credit agreement

         Mr. Grad was the driving force behind the Company's transformation into a leading distributor in the United States of home decorating, hardware and finishing products. In addition, Mr. Grad, together with his senior management team was instrumental in Five Star's successfully completion of a new $25,000,000 three-year revolving credit agreement to fund the Company's continuing capital requirements. In addition, Mr. Grad led management's efforts in expanding the Company's sales territory to encompass the Med-Atlantic states. The Board considered Mr. Grad's integral role in the above-described transactions as well as his significant contribution to the Company's financial progress.

Employment Agreements

         Charles Dawson. As of November 28, 2001, Charles Dawson and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Dawson is employed as President of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

         Commencing January 1, 2002, Mr. Dawson's base salary is $225,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Dawson will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, Scott N. Greenberg, John Moran, Steve Schilit, Burce Sherman and Charles Dawson. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Dawson's bonus determination. In any determination by the Steering Committee of Mr. Dawson's bonus, Mr. Dawson shall recuse himself from any such proceedings. Mr. Dawson target bonus for the years

2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Dawson under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Dawson with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Dawson of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Dawson of his duties continuing for 30 days after written warning issued to Mr. Dawson setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Dawson for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Dawson of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Dawson of any act of fraud or dishonesty; (vi) the engagement by Mr. Dawson in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Dawson, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Dawson. If Mr. Dawson is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Dawson's employment is terminated by his death or disability, the Company is required to pay Mr. Dawson his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event during which termination occurs is more than six months into the then-current contract year, Mr. Dawson's shall receive a bonus for that year prorated through the date of termination.

         If the Company terminates the employment agreement for any reason, other than those set forth in the employment agreement, The Company is obligated to continue to pay Mr. Dawson's base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement and shall only be obligated to pay the Bonus, if any, through the date of termination on a pro rata basis.

         Bruce Sherman As of November 28, 2001, Bruce Sherman and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Sherman is employed as Executive Vice President, Sales of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

         Commencing January 1, 2002, Mr. Sherman's base salary is $220,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Sherman will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, Scott N. Greenberg, John Moran, Steve Schilit, Charles Dawson and Bruce Sherman. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Sherman's bonus determination. In any determination by the Steering Committee of Mr. Sherman's bonus, Mr. Sherman shall recuse himself from any such proceedings. Mr. Sherman target bonus for the years 2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Sherman under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Sherman with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Sherman of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Sherman of his duties continuing for 30 days after written warning issued to Mr. Sherman setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Sherman for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Sherman of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Sherman of any act of fraud or dishonesty;
(vi) the engagement by Mr. Sherman in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Sherman, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Sherman. If Mr. Sherman is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Sherman's employment is terminated by his death or disability, the Company is required to pay Mr. Sherman his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event during which termination occurs is more than six months into the then-current contract year, Mr. Sherman's shall receive a bonus for that year prorated through the date of termination.

         If the Company terminates the employment agreement for any reason, other than those set forth in the employment agreement, The Company is obligated to continue to pay Mr. Sherman's base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement and shall only be obligated to pay the Bonus, if any, through the date of termination on a pro rata basis.

         Steven Schilit As of November 28, 2001, Steven Schilit and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Schilit is employed as Executive Vice President and Chief Operating Officer of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

         Commencing January 1, 2002, Mr. Schilit's base salary is $200,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Schilit will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, Scott N. Greenberg, John Moran, Charles Dawson, Burce Sherman and Steven Schilit. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Schilit's bonus determination. In any determination by the Steering Committee of Mr. Schilit's bonus, Mr. Schilit shall recuse himself from any such proceedings. Mr. Schilit target bonus for the years 2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Schilit under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is required also to provide Mr. Schilit with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Schilit of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Schilit of his duties continuing for 30 days after written warning issued to Mr. Schilit setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Schilit for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Schilit of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Schilit of any act of fraud or dishonesty;
(vi) the engagement by Mr. Schilit in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Schilit, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Schilit. If Mr. Schilit is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Schilit's employment is terminated by his death or disability, the Company is required to pay Mr. Schilit his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event during which termination occurs is more than six months into the then-current contract year, Mr. Schilit's shall receive a bonus for that year prorated through the date of termination.

         If the Company terminates the employment agreement for any reason, other than those set forth in the employment agreement, The Company is obligated to continue to pay Mr. Schilit's base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement and shall only be obligated to pay the Bonus, if any, through the date of termination on a pro rata basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of April 1, 2002, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and
(d) all officers and directors of the Company as a group.

                                                 Beneficial Ownership
                                        ---------------------------------------

                                            Number of             Percentage
Name and Address                        Common Shares              of Class
----------------                        -------------              -----------

GP Strategies Corporation                     4,830,104(1)               37%
9 West 57th Street
New York, NY 10019

Jerome I. Feldman                             5,454,740(2)              41

Goldman, Sachs & Co.                            696,174(3)               5
The Goldman Sachs Group, Inc.
85 Broad Street
New York, NY 10014

Charles Dawson                                  282,308(4)             2.2

Bruce Sherman                                   282,308(4)             2.2

Steven Schilit                                  282,308(4)             2.2

Joseph Leven                                    252,308(4)             2.0

Scott N. Greenberg                              209,150(4)             1.6

Michael D. Feldman                               51,441(4)               *

John Moran                                       55,000(4)               *

Carll Tucker                                     10,000(4)               *

All directors and officers
as a group (10 persons)                       2,130,084(4)            15.1
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) GP Strategies has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions."

(2) Includes (i) 4,830,104 shares of Common Stock beneficially owned by GP Strategies, (ii) 93,463 shares of Common Stock held by Mr. Feldman
         (iii) 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 530,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by GP Strategies and his family.

(3) Based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.

(4) Includes (i) 192,308 shares of Common Stock held by each of Messrs. Dawson, Sherman, Schilit and Leven, 4,150, 1,441 shares of Common Stock held by Messrs. Greenberg and Michael Feldman, respectively, and 868,911 shares for all executives and officers as a group, and (ii) 90,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman, Schilit, 205,000, 60,000, 50,000, 55,000 and 10,000 shares of Common
         Stock issuable upon exercise of currently exercisable stock options held by Messrs. Greenberg, Leven, Michael Feldman, Moran and Tucker, respectively and 1,260,000 shares for all executives and officers as a group.


Item 13.      Certain Relationships and Related Transactions

Transactions with GP Strategies

         On September 30, 1998, a newly formed wholly owned subsidiary of the Company, Five Star purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies, substantially all of the operating assets of JL. The assets were purchased for approximately $16,476,000 in cash and a $5,000,000 unsecured senior note (the "Note"). The Note, which bears interest at the rate of 8% payable quarterly to GP Strategies, was amended in November 2001, to provide for the extension of the due date of the Note until September 30, 2004, and also provides that GP can receive quarterly payments of principal from the Company, if the Company achieves certain financial performance benchmarks.

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, accounting, insurance and employee benefit administration services. The Company pays GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 2001 and 2002.

         Five Star leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March 2007 and the annual rent is $1,129,327 . Five Star's lease for the Connecticut facility expires in February 2007 and its annual rent is $401,120. The Company's New York office space is provided by GP Strategies pursuant to the Management Services Agreement. GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses totaling approximately $1,513,000 per year through 2007.

         GP Strategies holds approximately 4,830,104 shares of Common Stock, representing approximately 37% of the Common Stock issued and outstanding on April, 1 2002 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GP Strategies had entered into a Voting Agreement pursuant to which it had agreed that, for a period of three years from August 31, 1998 it would vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GP Strategies; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. See "Principal Stockholders." GP Strategies and the Company renewed the Voting Agreement until June 30, 2002.

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Richard Grad, the former President and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Grad will receive $145,000 per year as consulting services rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ending December 31, 2006. In addition, upon six months and one day of the effective date of the Agreement, Mr. Grad will be granted options to purchase 150,000 shares of the Company's Common Stock and 15,000 shares of GP Strategies common stock at the quoted market price on the date of grant, which options will vest annually over the term of the Agreement in equal installments. The Agreement also provided for the repurchase by the Company of 192,308 shares of the Company's Common Stock held by Mr. Grad for an aggregate purchase price of $25,000. During this five-year period, Mr. Grad is also receiving certain benefits, including medical benefits, life insurance and use of an automobile.

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Cynthia Krugman, the former Controller of the Company. Pursuant to the Agreement, Ms. Krugman will received $105,000 per year for consulting severance rendered to the Company and a severance fee of $5,000 per year, for an eighteen-month period ending June 30, 2003. The Agreement also provided for the repurchase by the Company of 76,923 shares of the Company's Common Stock held by Ms. Krugman for an aggregate purchase price of $10,000. During this period, Ms. Krugman is receiving certain benefits, including medical benefits. Ms. Krugman is the daughter of Richard Grad.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIVE STAR PRODUCTS, INC.



                                               Charles Dawson, President

Dated:   April 30, 2002