Form 10-Q
period 2002-03-31
FIVE STAR PRODUCTS INC
filed 2002-05-10
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from         to
Commission File Number: 033-78252

                            FIVE STAR PRODUCTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                       13-3729186
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

9 West 57th Street, New York, NY                                  10019
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(212) 230-9500
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

    Yes      X                                  No
       ---------------                            ----------------

Number of shares outstanding of each of issuer's classes of common stock as of May 10, 2002:


         Common Stock                             12,751,140 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                   Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets-
              March 31, 2002 and December 31, 2001                       1

           Consolidated Condensed Statements of Operations-
              Three Months Ended March 31, 2002 and 2001                 3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001                 4

            Notes to Consolidated Condensed Financial
              Statements                                                 5

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

Part II.    Other Information                                            9

            Signatures                                                  10

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                 March 31,       December 31,
                                                  2002                  2001
                                              -------------     ------------
     ASSETS                                    (unaudited)               *
Current assets

Cash                                          $         66        $       60
Accounts receivable, net                            17,486            11,215
Inventory (finished goods)                          22,077            23,325
Prepaid expenses and other current assets              661               445
                                               -----------        ----------

Total current assets                                40,290            35,045
                                                 ---------         ---------

Property, plant and equipment, at cost               1,727             1,653
Less accumulated depreciation                         (813)             (749)
                                                ----------        ----------
                                                       914               904
                                               -----------        ----------

Deferred tax asset                                     193               193
Other assets                                            42                42
                                               -----------       -----------
                                                  $ 41,439          $ 36,184
                                                  ========          ========




* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                     March 31,      December 31,
                                                       2002             2001
                                                   -----------      -----------
                                                   (unaudited)           *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                              $ 19,743         $ 16,414
Accounts payable and accrued expenses (including
 due to affiliates of $426 and $354)                 14,101           12,348
                                                    -------         --------
Total current liabilities                            33,844           28,762
                                                    -------        ---------

Long-term debt to GP Strategies                       5,000            5,000
                                                    -------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (5,089)          (5,297)
Treasury stock, at cost                                 (35)
                                                   --------    -------------

Total stockholders' equity                            2,595            2,422
                                                   --------       ----------
                                                   $ 41,439         $ 36,184
                                                   ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance sheet as of that date


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                         Three months ended
                                                               March 31,

                                                     2002               2001
                                                  ---------       ----------

Sales                                          $   25,490         $   24,466
Cost of goods sold                                 21,310             20,334
                                                ---------         ----------
Gross margin                                        4,180              4,132

Selling, general and
 administrative expenses                           (3,505)            (3,321)

Management fee to GP Strategies                       (19)               (19)

Interest expense                                     (298)              (495)
                                               ----------          ---------

Income before income taxes                            358                297
Income tax expense                                   (150)              (120)
                                               ----------          ---------

Net income                                     $      208          $     177
                                               ==========          =========

Net income per share
 Basic                                        $       .02         $      .01
                                              -----------         ----------
 Diluted                                              .02                .01
                                              -----------         ----------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                     Three months
                                                                     ended March 31,
                                                          ---------------------------------
                                                             2002                   2001
                                                          ---------              ----------
Cash flows from operating activities:
Net income                                              $     208               $    177
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                                  64                     76
Changes in other operating items:
Accounts receivable, trade                                 (6,271)                (4,828)
Inventory                                                   1,248                    143
Prepaid expenses and other current assets                    (216)                    51
Accounts payable and accrued expenses                       1,753                  2,177
                                                         --------               --------
Net cash used in operating activities                      (3,214)                (2,204)
                                                         --------               --------

Cash flows from investing activities:
Additions to property, plant and equipment                   ( 74)                   (64)
                                                       -----------             ---------

Cash flows from financing activities:
Net proceeds from short-term borrowings                     3,329                  2,310
Purchase of treasury stock                                    (35)
                                                       ----------              ----------
Net cash provided by financing activities                   3,294                  2,310
                                                         --------               --------

Net increase in cash                                            6                     42
Cash at beginning of period                                    60                     51
                                                       ----------             ----------
Cash at end of period                                  $       66             $       93
                                                       ==========             ==========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                              $     290               $     699
                                                        =========               =========
  Income taxes                                        $         2               $     148
                                                      ===========               =========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company" or "Five Star") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at March 31, 2002, and the results of its operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Form 10-K.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)


2.       Earnings per share

         Earnings per share (EPS) for the periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                                             Three months
                                                           ended March 31,
                                                      2002           2001
                                                      ----           ----
Basic EPS
         Net income                              $     208      $     177
         Weighted average shares
          outstanding                               12,932         13,020
                                                  --------        -------
         Basic earnings per share               $      .02      $     .01
                                                ==========      =========

Diluted EPS
         Net income                               $    208       $    177

         Weighted average shares
          outstanding                               12,932         13,020
         Dilutive effect of stock options
          and warrants                                  28
                                               -----------     ----------
         Weighted average shares
          outstanding, diluted                      12,960         13,020
                                                  --------       --------

         Diluted earnings per share             $      .02     $      .01
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



Results of Operations

The Company had income before income taxes of $358,000 for the quarter ended March 31, 2002 as compared to income before income taxes of $297,000 for the quarter ended March 31, 2001. The increase in income is the result of increased sales and reduced interest expense, offset in part by an increase in selling, general and administrative expenses.

Sales

The Company had sales of $25,490,000 for the three months ended March 31, 2002, compared to sales of $24,466,000 for the three months ended March 31, 2001. The increased sales were attributable to increased sales volume among the Company's existing customer base.

Gross margin

Gross margin increased by $48,000 to $4,180,000 or 16.4% of sales for the quarter ended March 31, 2002, as compared to $4,132,000 or 16.9% of sales for the quarter ended March 31, 2001. The increased gross margin was the result of the increased sales volume generated by the Company during the first quarter of 2002, offset by a reduced gross margin percentage for the period. The reduced gross margin percentage was due to increased purchasing costs offset in part by decreased operating costs during the first quarter of 2002.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,505,000 for the three months ended March 31, 2002, compared to $3,321,000 for the three months ended March 31, 2001. The increased SG&A expense in 2002 is largely attributable to increased delivery expenses resulting from the increased sales volume generated by the Company during the first quarter of 2002, as well as increased insurance costs.

Interest expense

The Company had interest expense of $298,000 for the three months ended March 31, 2002, compared to interest expense of $495,000 for the three months ended March 31, 2001. The decreased interest expense in 2002 is the result of reduced interest rates.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash of $66,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 2002, the Company had borrowed $19,743,000 and had $3,600,000 of additional availability under the loan agreement.

The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund its working capital requirements.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the Company will not achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  None

            b.    Reports on Form 8-K

                  None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 March 31, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                      FIVE STAR PRODUCTS, INC.




DATE:       May 10, 2002                              Charles Dawson
                                                      President




DATE:       May 10, 2002                              Roger P. Antaki
                                                      Director of Finance