Form 10-Q
period 2002-06-30
FIVE STAR PRODUCTS INC
filed 2002-08-14
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to

Commission File Number:                                 033-78252

                            FIVE STAR PRODUCTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                      13-3729186
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

9 West 57th Street, New York, NY                                  10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

(212) 230-9500
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


             Yes    X                   No______
                --------

Number of shares outstanding of each of issuer's classes of common stock as of August 14, 2002:

                  Common Stock                    15,023,867 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                     Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 2002 and December 31, 2001                          1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                2002 and 2001                                              3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2002 and 2001                      4

            Notes to Consolidated Condensed Financial
                Statements                                                 5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

Part II.   Other Information                                              10

           Signatures                                                     11

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                June 30,          December 31,
                                               2002                   2001
                                             --------              ---------
     ASSETS                                  (unaudited)              *

Current assets

Cash                                          $       56       $       60
Accounts receivable, net                          14,819           11,215
Inventory (finished goods)                        20,472           23,325
Prepaid expenses and other current assets            662              445
                                             -----------      -----------

Total current assets                              36,009           35,045
                                               ---------        ---------

Property, plant and equipment, at cost             1,790            1,653
Less accumulated depreciation                       (879)            (749)
                                              ----------        ---------
                                                     911              904
                                              ----------       ----------

Deferred tax asset                                   193              193
Other assets                                          42               42
                                             -----------      -----------
                                                $ 37,155         $ 36,184
                                                ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                     June 30,       December 31,
                                                       2002             2001
                                                   -----------      ------------
                                                   (unaudited)           *

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Short-term borrowings                              $ 17,666         $ 16,414
Accounts payable and accrued expenses (including
 due to affiliates of $462 and $354)                 11,818           12,348
                                                    -------         --------
Total current liabilities                            29,484           28,762
                                                    -------        ---------

Long-term debt to GP Strategies                       5,000            5,000
                                                    -------        ---------

Stockholders' equity

Common stock                                            130              130
Capital in excess of par value                        7,589            7,589
Accumulated deficit                                  (5,013)          (5,297)
Treasury stock, at cost                                 (35)
                                                   --------    -------------

Total stockholders' equity                            2,671            2,422
                                                   --------         --------
                                                   $ 37,155         $ 36,184
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                          Three months ended                        Six months ended
                                                              June 30,                                  June 30,

                                                          2002           2001                    2002           2001
                                                        --------       -------                 -------        ---------

Sales                                                 $ 25,289       $ 25,413                $ 50,779       $ 49,879
Cost of goods sold                                      21,119         21,099                  42,429         41,433
                                                      --------       --------                --------        -------
Gross margin                                             4,170          4,314                   8,350          8,446

Selling, general and administrative
 expenses                                               (3,702)        (3,722)                 (7,207)        (7,043)
Management fee to GP Strategies                            (19)           (15)                    (38)           (34)

Interest expense                                          (316)          (456)                   (614)          (951)
                                                    ----------      ---------               ---------       --------

Income before income taxes                                 133            121                     491            418
Income tax expense                                         (57)         (  47)                   (207)          (167)
                                                   -----------     ----------               ---------       --------

Net income                                         $        76      $      74               $     284       $    251
                                                   ===========      =========               =========       ========

Net income per share
 Basic                                             $       .01      $     .01              $      .02      $     .02
                                                   -----------      ---------              ----------      ---------
 Diluted                                                   .01            .01                     .02            .02
                                                  ------------     ----------             -----------     ----------



   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                                                                Six months
                                                               ended June 30,
                                                        -----------------------
                                                        2002              2001
                                                        --------     ---------
Cash flows from operations:
Net income                                              $   284       $    251
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                              130            155
Changes in other operating items:
 Accounts receivable                                     (3,604)        (4,560)
 Inventory                                                2,853            937
 Prepaid expenses and other current assets                 (217)           (39)
 Accounts payable and accrued expenses                     (530)           120
                                                      ---------      ---------
 Net cash used in operations                             (1,084)        (3,136)
                                                       --------       --------

Cash flows from investing activities:
Additions to property, plant and equipment                 (137)           (91)
                                                      ---------      ---------

Cash flows from financing activities:
Net proceeds from short-term borrowings                   1,252          3,280
Purchase of treasury stock                                  (35)
                                                      ---------      ---------
Net cash provided by financing activities                 1,217          3,280
                                                       --------       --------

Net (decrease) increase in cash                              (4)            53
Cash at beginning of period                                  60             51
                                                      ---------      ---------
Cash at end of period                                 $      56      $     104
                                                      =========      =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                            $     611      $   1,172
                                                      =========      =========
  Income taxes                                        $       2      $     291
                                                      =========      =========


   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company" or "Five Star") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2002, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Form 10-K.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                                   (Unaudited)


2.       Summary of significant accounting policies

         Inventory is valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.


3.       Subsequent events

         On August 2, 2002, the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of said debt was reduced by $500,000 to a new principal amount of $4,500,000. The Company executed a new promissory note to GP Strategies but under the same terms and conditions as the original note. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. Of these shares, 2,003,496 shares were newly issued and 269,231 shares had been held in treasury. The transaction valued the Company's stock at $0.22 a share, which was at a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company has increased to approximately 47% from 37% of the Company's outstanding shares of common stock.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                                   (Unaudited)


4.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts):


                                                             Three months                              Six months
                                                            ended June 30,                            ended June 30,
                                                          -------------------                       ------------------
                                                          2002           2001                    2002           2001
                                                          ----           ----                    ----           ----
Basic EPS
         Net income                                  $      76      $      74               $     284       $    251
         Weighted average shares
          outstanding                                   12,751         13,020                  12,841         13,020
                                                      --------         ------                --------         ------
         Basic earnings per share                    $     .01      $     .01              $      .02      $     .02
                                                     =========      =========              ==========      =========

Diluted EPS
         Net income                                  $      76       $     74                $    284        $   251

         Weighted average shares
          outstanding                                   12,751         13,020                  12,841         13,020
         Dilutive effect of stock options
          and warrants                                     453            277                     258            105
                                                    ----------      ---------               ---------        --------
         Weighted average shares
          outstanding, diluted                          13,204         13,297                  13,099         13,125
                                                      --------        -------                 -------        -------

         Diluted earnings  per share                $      .01      $     .01              $      .02      $     .02
                                                    ==========      =========              ==========      =========

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

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $133,000 and $491,000 for the quarter and six months ended June 30, 2002 as compared to income before income taxes of $121,000 and $418,000 for the quarter and six months ended June 30, 2001. The increased income before income taxes for the second quarter of 2002 is the result of reduced interest expense, partially offset by reduced gross margin.

Sales

The Company had sales of $25,289,000 and $50,779,000 for the quarter and six months ended June 30, 2002, compared to sales of $25,413,000 and $49,879,000 for the quarter and six months ended June 30, 2001. The reduced sales for the second quarter of 2002 were attributable to reduced sales volume among the Company's existing customer base; sales volume was adversely affected by uncharacteristic weather patterns as well as a slowdown in the general economic recovery.

Gross margin

Gross margin decreased to $4,170,000 or 16.5% and $8,350,000 or 16.4% of net sales for the quarter and six months ended June 30, 2002, as compared to $4,314,000 or 17% of net sales and $8,446,000 or 16.9% of net sales for the quarter and six months ended June 30, 2001. The decreased gross margin for the second quarter of 2002 was the result of reduced sales combined with a decreased gross margin percentage. The decreased gross margin percentage was due to increased competitive pressures throughout the Company's sales territory, partially offset by reduced warehousing costs.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,702,000 and $7,207,000 for the quarter and six months ended June 30, 2002, compared to $3,722,000 and $7,043,000 for the quarter and six months ended June 30, 2001. SG&A expense for the second quarter was largely unchanged in amount.

Interest expense

The Company had interest expense of $316,000 and $614,000 for the quarter and six months ended June 30, 2002, compared to interest expense of $456,000 and $951,000 for the quarter and six months ended June 30, 2001. The reduced interest expense for the second quarter of 2002 is the result of reduced interest rates as well as lower average short-term borrowings.

Liquidity and Capital Resources

At June 30, 2002 the Company had cash of $56,000. Five Star has a $25,000,000 loan and security agreement with a group of banks. The credit facility allows Five Star to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2002 the Company had borrowed $17,666,000 and had $3,657,000 of additional availability under the loan agreement.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            99.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002

            b.    Reports on Form 8-K

                  None

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES



                                  June 30, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               FIVE STAR PRODUCTS, INC.





DATE: August 14, 2002                          BY:    Charles Dawson
                                                      President





DATE: August 14, 2002                          BY:    Roger P. Antaki
                                                      Chief Financial Officer