Form 10-Q
period 2002-09-30
FIVE STAR PRODUCTS INC
filed 2002-11-19
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from           to
    Commission File Number:            033-78252

                            FIVE STAR PRODUCTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                        13-3729186
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

9 West 57th Street, New York, NY                                    10019
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

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

                           Yes    X                  No______
                              ---------

Number of shares outstanding of each of issuer's classes of common stock as of November 5, 2002:

                  Common Stock                            15,023,867 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                   Page No.

Part I.    Financial Information


           Consolidated Condensed Balance Sheets -
              September 30, 2002 and December 31, 2001                   1

           Consolidated Condensed Statements of Operations-
              Three Months and Nine Months Ended September 30,
                2002 and 2001                                            3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2002 and 2001              4

            Notes to Consolidated Condensed Financial
                Statements                                               5

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7

Part II.   Other Information                                            10

           Signatures                                                   11

           Certification of Chief Executive Officer                     12

           Certification of Chief Financial Officer                     14

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                              September 30,       December 31,
                                                 2002                   2001
                                              -------------       --------------
                                                (unaudited)             *

     ASSETS

Current assets

Cash                                             $        6      $       60
Accounts receivable, net                             12,188          11,215
Inventory (finished goods)                           19,482          23,325
Prepaid expenses and other current assets               683             445
                                                -----------      ----------

Total current assets                                 32,359          35,045
                                                  ---------        --------

Property, plant and equipment, at cost                1,846           1,653
Less accumulated depreciation                          (948)           (749)
                                                 ----------      ----------
                                                        898             904
                                                -----------      ----------

Deferred tax asset                                      193             193
Other assets                                             42              42
                                                -----------     -----------
                                                   $ 33,492        $ 36,184
                                                   ========        ========




* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                  September 30,    December 31,
                                                    2002              2001
                                                  -----------      -----------
                                                  (unaudited)       *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                               $ 13,955        $ 16,414
Accounts payable and accrued expenses
 (including due to affiliates of $266 and $354)       11,692          12,348
                                                   ---------       ---------
Total current liabilities                             25,647          28,762
                                                   ---------       ---------

Long-term debt to GP Strategies                        4,500           5,000
                                                  ----------       ---------

Stockholders' equity

Common stock                                             153             130
Capital in excess of par value                         8,066           7,589
Accumulated deficit                                   (4,839)         (5,297)
Treasury stock, at cost                                  (35)
                                                  ----------       ---------

Total stockholders' equity                             3,345           2,422
                                                   ---------       ---------
                                                    $ 33,492        $ 36,184
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                       Three months ended                      Nine Months ended
                                                         September 30,                           September 30,

                                                       2002            2001                    2002         2001
                                                     --------        -------                 -------      ---------

Sales                                                 $ 24,372       $ 24,784                $ 75,151       $ 74,663
Cost of goods sold                                      19,925         20,402                  62,354         61,835
                                                      --------       --------                --------      ---------
Gross margin                                             4,447          4,382                  12,797         12,828

Selling, general and administrative
 expenses                                               (3,847)        (3,656)                (11,054)       (10,673)

Management fee to GP Strategies                            (27)           (30)                    (65)           (90)

Interest expense                                          (275)          (412)                   (889)        (1,363)
                                                     ---------     ----------               ---------       --------

Income before income taxes                                 298            284                     789            702
Income tax expense                                        (124)          (113)                   (331)          (280)
                                                     ---------       --------               ---------       --------


Net income                                            $    174      $     171               $     458       $    422
                                                      ========      =========               =========       ========

Income per share
 Basic                                               $     .01     $      .01              $      .04      $     .03
                                                     ---------     ----------              ----------      ---------
 Diluted                                                   .01            .01                   .04              .03
                                                    ----------    -----------           -----------        ---------



See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)



                                                                          Nine months
                                                                   ended September 30,
                                                                ----------------------------
                                                                   2002                 2001
                                                                 --------             ------------
Cash flows from operations:
Net income                                                     $       458           $   422
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
 Depreciation and amortization                                         199               233
Changes in other operating items:
 Accounts receivable                                                  (973)           (2,890)
 Inventory                                                           3,843             1,806
 Prepaid expenses and other current assets                            (238)             (228)
 Accounts payable and accrued expenses                                (656)             (791)
                                                               -----------          --------
Net cash provided by (used in) operations                            2,633            (1,448)
                                                               -----------           -------

Cash flows from investing activities:
Additions to property, plant and equipment                            (193)             (128)
                                                               -----------         ----------

Cash flows from financing activities:
Net (repayments of) proceeds from short-term borrowings             (2,459)            1,612
Purchase of treasury stock                                             (35)          -
                                                             -------------      ------------
Net cash (used in) provided by financing activities                 (2,494)            1,612
                                                               -----------          --------

Net (decrease) increase in cash                                        (54)               36
Cash at beginning of period                                             60                51
                                                            --------------       -----------
Cash at end of period                                         $          6        $       87
                                                            ==============        ==========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                     $        903        $   1,498
                                                              ============        =========
 Income taxes                                                 $        171        $      427
                                                              ============        ==========

Non-cash financing activity:
 Conversion of long-term debt to
  GP Strategies to common stock                               $       500         $     -
                                                              ===========         ==========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company" or "Five Star") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at September 30, 2002, and the results of its operations and cash flows for the quarter and nine months then ended. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Form 10-K.

2.       Summary of significant accounting policies

         Inventory is valued at the lower of cost, using the first in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.

3.       Conversion of Long-Term Debt to GP Strategies to Common Stock

         On August 2, 2002, the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of said debt was reduced by $500,000 to a new principal amount of $4,500,000. The Company executed a new promissory note to GP Strategies but under the same terms and conditions as the original note. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's stock at $0.22 a share, which was at a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company has increased to approximately 46% from 37% of the Company's outstanding shares of common stock.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.       Earnings per share

         Earnings per share (EPS) for the quarter and nine months ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):


                                                                Three months                    Nine months
                                                       ended September 30,                       ended September 30,
                                                     ------------------------                  ---------------------
                                                          2002           2001                    2002           2001
                                                          ----           ----                    ----           ----
Basic EPS
         Net income                                  $     174      $     171                $    458       $    422
                                                     ---------      ---------                --------       --------
         Weighted average shares
          outstanding                                   14,233         13,020                  12,811         13,020
                                                       -------       --------                 -------        -------

         Basic earnings per share                   $      .01      $     .01               $     .04      $     .03
                                                    ----------      ---------               ---------      ---------

Diluted EPS
         Net income                                  $     174       $    171                 $   458        $   422
                                                     ---------       --------                 -------        -------

         Weighted average shares
          outstanding                                   14,233         13,020                  12,811         13,020
         Dilutive effect of stock options
          and warrants                                     392            368                     272            182
                                                    ----------       --------               ---------      ---------
         Weighted average shares
          outstanding, diluted                          14,625         13,388                  13,083         13,202
                                                      --------       --------                 -------        -------

         Diluted earnings per share                 $      .01      $     .01               $     .04       $    .03
                                                    ----------      ---------               ---------       --------


         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $298,000 and $789,000 for the quarter and nine months ended September 30, 2002 as compared to income before income taxes of $284,000 and $702,000 for the quarter and nine months ended September 30, 2001. The increased income before income taxes for the quarter ended September 30, 2002 was the result of reduced interest expense as well as increased gross margin, offset in part by increased selling, general and administrative expense. The increased income before income taxes for the nine months ended September 30, 2002 was the result of reduced interest expense, offset in part by increased selling, general and administrative expense.

Sales

The Company had sales of $24,372,000 and $75,151,000 for the quarter and nine months ended September 30, 2002, as compared to sales of $24,784,000 and $74,663,000 for the quarter and nine months ended September 30, 2001. The reduced sales for the quarter ended September 30, 2002 were attributable to reduced sales volume among the Company's existing customer base. Sales volume was adversely affected by unfavorable general economic conditions. The increased sales for the nine months ended September 30, 2002 reflect increased sales in the first quarter of 2002, offset in part by reduced sales in the second and third quarters of 2002. The variability of sales in 2002 was attributable to variability in sales volume among the Company's existing customer base.

Gross margin

Gross margin increased to $4,447,000 or 18.2% of net sales and declined to $12,797,000 or 17.0% of net sales for the quarter and nine months ended September 30, 2002, as compared to $4,382,000 or 17.7% of net sales and $12,828,000 or 17.2% of net sales for the quarter and nine months ended September 30, 2001. The increased gross margin dollars for the quarter ended September 30, 2002 was the result of increased gross margin percentage, offset in part by reduced sales. The increased gross margin percentage was largely due to reduced warehousing costs. For the nine months ended September 30, 2002, gross margin was largely unchanged in amount. The slight reduction in gross margin percentage was the result of increased competitive pressures throughout the Company's sales territory and increased purchasing costs, offset in part by reduced warehousing costs.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expense of $3,847,000 and $11,054,000 for the quarter and nine months ended September 30, 2002, as compared to $3,656,000 and $10,673,000 for the quarter and nine months ended September 30, 2001. The increased SG&A expense for the quarter ended September 30, 2002 was attributable to increased general as well as selling expense, offset in part by reduced delivery expense. The increase in general expense was largely due to write-offs of receivables deemed no longer collectible by the Company. The increased SG&A expense for the nine months ended September 30, 2002 was largely attributable to write-offs of receivables and increased insurance costs.


Interest expense

The Company had interest expense of $275,000 and $889,000 for the quarter and nine months ended September 30, 2002, as compared to interest expense of $412,000 and $1,363,000 for the quarter and nine months ended September 30, 2001. The reduced interest expense in 2002 is the result of reduced interest rates as well as lower average short-term borrowings.

Liquidity and Capital Resources

At September 30, 2002 the Company had cash of approximately $6,000. The Company has a $25,000,000 loan and security agreement with a group of banks. This credit facility allows the Company to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable. At September 30, 2002, the Company had borrowed $13,955,000 and had $4,230,000 of additional availability under the loan agreement.

On August 2, 2002, the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of said debt was reduced by $500,000 to a new principal amount of $4,500,000. The Company executed a new promissory note to GP Strategies but under the same terms and conditions as the original note. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's stock at $0.22 a share, which was at a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company has increased to approximately 46% from 37% of the Company's outstanding shares of common stock

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2001 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2002.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2001

Item 4.           Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.

Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  99.1    Certification of President pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b.    Reports on Form 8-K

                  None

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES



                               September 30, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          FIVE STAR PRODUCTS, INC.




DATE: November 19, 2002                   BY:    Charles Dawson
                                                 President




DATE: November 19, 2002                   BY:    Roger P. Antaki
                                                 Chief Financial Officer

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          I, Charles Dawson, President of Five Star Products, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Five Star Products, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002



                                           Charles Dawson
                                           President

        CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          I, Roger P. Antaki, Chief Financial Officer of Five Star Products, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Five Star Products, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                                 Roger P. Antaki
                                                 Chief Financial Officer