Form 10-K
period 2002-12-31
FIVE STAR PRODUCTS INC
filed 2003-04-15
CIK 922408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

                        Commission File Number 033-78252
                            FIVE STAR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                13-3729186
--------                                                ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

777 Westchester Avenue, White Plains, New York, NY                  10604
--------------------------------------------------                  -----
(Address of principle executive offices)                          (Zip code)

Registrant's telephone number, including area code:             (914) 249-9700

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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. / /

Indicate by check mark whether the registrant is an accelerated filer.

               Yes    ____                         No    x


The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates as of June 28, 2002 was approximately $1,269,431 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, on June 28, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 27, 2003

Common Stock, par value $.01 per share                     14,946,867 shares

                                TABLE OF CONTENTS
PART I                                                                     Page

     Item 1. Business  1

     Item 2. Properties......................................................6

     Item 3. Legal Proceedings...............................................6

     Item 4. Submission of Matters to a Vote of Security Holders.............6

PART II

     Item 5. Market for the Registrant's Common
     Equity and Related Stockholder Matters..................................7

     Item 6. Selected Financial Data.........................................8

     Item 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........................9

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk....11

     Item 8. Financial Statements and Supplementary Data....................12

     Item 9.  Changes in and Disagreements with
     Accountants on Accounting and Financial Disclosure.....................31

PART III

     Item 10. Directors and Executive Officers of the Registrant............32

     Item 11. Executive Compensation........................................34

     Item 12. Security Ownership of Certain Beneficial
     Owners and Management..................................................40

     Item 13. Certain Relationships and Related Transactions................41

     Item 14. Controls and Procedures.......................................42

PART IV

     Item 15. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................................43

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of Five Star Products, Inc. (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured promissory note ("Note") which bears interest at the rate of 8%, payable quarterly, with the principal due on September 30, 2004.

         On August 2, 2002 the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of the Note was reduced by $500,000 to $4,500,000. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's common stock at $0.22 per share, which was a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company increased to approximately 47% from approximately 37% of the Company's outstanding shares of common stock.

         Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 2002 Five Star had sales of approximately $94,000,000.

         Additional information about Five Star, may be found at www.fivestargroup.com


(b) Financial Information about Industry Segments

         This item is not applicable because the Company has only a single line of business.

(c) Narrative Description of Business

Five Star

         Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star leases two strategically located warehouse distribution centers in New Jersey and Connecticut with approximately 347,000 square feet of space between them. All operations are coordinated by senior management from offices in New Jersey. Five Star's sales force consists almost entirely of employees.

         In the first quarter of 2000, Five Star expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid-Atlantic States, as far south as Virginia. This new addition to the sales force generates revenues of approximately $7 million annually. Five Star services this new territory from its 236,000 square foot East Hanover, New

Jersey facility, from which it currently services the Northeast. Five Star's ability to service this territory from its existing New Jersey facility has enabled Five Star to leverage its fixed costs over a broader revenue base.

         Five Star is a leading distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. Five Star offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and 3M Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

         Management takes a proactive approach in coordinating all phases of the Company's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through Five Star's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 23,000 stock keeping units (SKUs). The products are loaded onto Five Star's trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers' locations the following morning.

Customers

      Five Star's largest customer accounted for approximately 3.6% of its sales in 2002 and its 10 largest customers accounted for approximately 11.6% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Management Information System

      All of Five Star's inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM AS/400 computer system. In addition, Five Star's software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of Five Star's operations. Five Star also maintains a salesperson-order-entry system, which allows the salesperson to scan product and then download the information to a laptop. The laptop contains all product and customer information and interacts with the AS/400.

Purchasing

      Five Star relies heavily upon its purchasing capabilities to gain a competitive advantage relative to its competitors. Five Star's capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is one of the strongest components of service in the distribution business, and is a major factor in Five Star's success.

      Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory relative to its competitors and thus can boast fill ratios of approximately 95%.

      All purchasing decisions based on current inventory levels, sales projections, manufacturer discounts and recommendations from sales representatives, are made by the merchandising group, located in New Jersey, in order to coordinate effectively Five Star's activities. In addition to senior management's active involvement, regional sales managers play an extremely critical role in this day-to-day process.

      Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market. Furthermore, suppliers have grown to trust Five Star's ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace. For example, Minwax, Best Liebco and Cabot Stain have utilized Five Star to introduce and distribute some of their new product innovations.

Marketing

      The do-it-yourself industry relies on distributors to link manufacturer's products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, i.e., manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

      The marketing efforts are directed by regional sales managers. These individuals are responsible for designing, implementing and coordinating marketing policies. They work closely with senior management to coordinate company-wide marketing plans as well as to service Five Star's major multi-state customers. In addition, each regional sales manager is responsible for overseeing the efforts of his sales representatives.

      The sales representatives, by virtue of daily contact with Five Star's customers, are the most integral part of Five Star's marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years' experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired by Five Star.

      Five Star's size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with tremendous advantages relative to competing sales representatives from other distributors. In addition, the representatives' efforts are strengthened by company-sponsored marketing events. For example, each year in the first quarter, Five Star invites all of its customers to special trade shows for Five Star's major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

         Five Star has a history of enhancing its growth through complementary acquisitions which have allowed it to preempt much of its competition as a high-quality, competitively priced distributor.

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers were $199 billion in 2002, and are projected to grow at a 5.7% compound rate through 2006.

         Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

Competition

         Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Other than paint sundry item distributors, Five Star faces stiff competition from Home Depot, which purchases directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name. Through internal growth and acquisitions, Five Star has already captured a leading share in its principal market, the Northeast. This growth-oriented acquisition strategy of acquiring complementary distributors has allowed Five Star to compete against a substantial number of its competitors. While other paint sundry items distributors sell to the same retail networks as Five Star, they are at a distinct disadvantage due to Five Star's experience, sophistication and size.

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

Employees

         The Company employs approximately 275 people. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 95 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2003.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

         Not Applicable.

Item 2. Properties

         Five Star leases 236,000 square feet in New Jersey, 111,000 square feet in Connecticut, 1,300 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March, 2007, and the annual rent is $1,187,000. Five Star's lease for the Connecticut facility expires in February, 2007, and its annual rent is $402,000. The New York sales office pays $19,000 per year in rent and the Maryland office pays $11,000. The Company's White Plains, New York office space is provided by GP Strategies pursuant to the Management Services Agreement. As part of the Management Services Agreement, GP Strategies receives up to $10,000 a month for services provided by GP Strategies employees, such as, legal, tax, business development, insurance and employee benefit administration services.

         The facilities leased by the Company and Five Star are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3. Legal Proceedings

         The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The following table presents the high and low prices for the Common Stock for 2002 and 2001. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

               Quarter                     High                        Low

2002           First                       $0.15                       $0.12
               Second                      $0.22                       $0.12
               Third                       $0.18                       $0.13
               Fourth                      $0.13                       $0.05

2001           First                       $0.15                       $0.09
               Second                      $0.21                       $0.13
               Third                       $0.25                       $0.12
               Fourth                      $0.15                       $0.11
----------
         The number of shareholders of record of the Common Stock as of March 27, 2003 was 3,595. On March 27, 2003, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.14. The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

Equity Compensation Plan Information as of December 31, 2002

------------------------------- ---------------------------- ------------------------- ---------------------------------

Plan category                   Number of securities         Weighted-average          Number of securities
Non-Qualified                   to be issued upon            exercise price of         remaining available for
Stock Option Plan               exercise of                  outstanding,              future issuance under
                                outstanding options,         options warrants          equity compensation
                                warrants and rights          warrants and rights       plans (excluding securities
                                                                                       reflected incolumn(a) (c)
                                (a)                          (b)
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation             (outstanding options)        (weighted average         number of options left
plans not approved                                           price)
by security holders                      2,930,000                    $0.16                       1,070,000
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                    2,930,000                    $0.16                       1,070,000
------------------------------- ---------------------------- ------------------------- ---------------------------------

         For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 10 in the Notes to the Consolidated Financial Statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                       Years Ended December 31,

                                              2002        2001        2000        1999      1998*
                                              ----        ----        ----        ----      -----

Statement of Operations Data:

Revenue                                     94,074     $94,908     $93,878     $83,134    $17,080
Cost of goods sold                          77,461      78,854      77,372      68,646     13,686
Selling, general and administrative
 expenses                                   14,665      13,576      13,154      11,627      3,187
Net income (loss)                              391         417         775         647       (664)

Income (loss) per share:
Basic and diluted
 before extraordinary item                     .03         .03         .06         .05      (.03)
Basic and diluted                              .03         .03         .06         .05      (.05)

                                                               December 31,

                                              2002        2001        2000        1999       1998
                                              ----        ----        ----        ----       ----

Balance Sheet Data:

Current assets                             $34,214     $35,045     $34,983     $32,810    $32,291
Current liabilities                         27,585      28,762      29,183      27,598     27,596
Non-current liabilities                      4,500       5,000       5,000       5,000      5,000
Working capital                              6,629       6,283       5,800       5,212      4,695
Total assets                                35,366      36,184      36,188      33,828     33,179
Total stockholders' equity                   3,281       2,422       2,005       1,230        583


*Statement of Operations Data include the operations of Five Star Group, Inc.
 from September 30, 1998, the date of its acquisition by the Company.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations
Overview

On September 30, 1998 a newly formed wholly owned subsidiary of the Company, Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), substantially all of the operating assets of JL. JL is a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"). The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured promissory note. On August 2, 2002, GP Strategies converted $500,000 of the Note into 2,272,727 shares of the Company's common stock at a conversion price of $.22 per share.

Five Star is a leading distributor of home decorating, hardware and finishing products in the northeastern United States.

Liquidity and Capital Resources

At December 31, 2002, the Company had cash of $16,000 and working capital of $6,629,000. On November 1, 2001, Five Star renewed a $25,000,000 loan and security agreement with a group of banks. The credit facility allowed Five Star to borrow up to 50% or, under certain circumstances, 55% of eligible inventory and up to 80% of eligible accounts receivable. At December 31, 2002, the Company had borrowed $13,808,000 and had $3,900,000 of additional availability under the loan agreement.

The Company's operations provided $2,826,000 in cash in 2002. The operating cash flow in 2002 was primarily the result of a decrease in the accounts receivable balance and increases in accounts payable and accrued expenses principally relating to increased inventory purchases during the fourth quarter of 2002, payment for which was not due until the following quarter. The Company purchased $229,000 of machinery and equipment in 2002. The Company's financing activities used $2,641,000 in 2002 principally consisting of net repayments of short-term borrowings. The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements.

Results of operations

The Company had income before income taxes of $719,000 in 2002 as compared to $714,000 in 2001. The relatively stable income before income taxes was principally the result of an increase in gross margin and a decrease in interest expense, offset by an increase in selling, general & administrative expenses as discussed below.

Sales

The Company had sales of $94,074,000 in 2002 as compared to sales of $94,908,000 in 2001 and $93,878,000 in 2000. Sales were essentially flat from 2001 to 2002. There was no significant change in the Company's customer base in 2002.

Gross margin

The Company had gross margin of $16,613,000 in 2002, $16,054,000 in 2001, and $16,506,000 in 2000. The gross margin percentage in 2002 was 17.7%, essentially in line with the 16.9% and the 17.6% gross margin percentages in 2001 and 2000, respectively. The Company includes warehousing costs in the Cost of Goods Sold.

Selling, general and administrative expenses

The Company had Selling, general and administrative (SG&A) expense of $14,665,000 in 2002, $13,576,000 in 2001, and $13,154,000 in 2000. The increase in SG&A expense in 2002 was principally attributable to write-offs of uncollectible receivables (see Note 13 to the Company's financial statements included herein) and rising insurance costs. Insurance premiums rose significantly in 2002 for two reasons. First, rates in the insurance market increased drastically after the terrorist attacks in 2001. Second, in 2002 the Company replaced its large-deductible workers' compensation policy with a zero-deductible policy, paying a larger premium in consequence. The Company has included delivery costs in SG&A expenses; delivery costs were not materially changed from 2001 to 2002.

Interest expense

The Company had interest expense of $1,131,000 in 2002, $1,692,000 in 2001, and $2,220,000 in 2000. The decreased interest expense in 2002 is the result of lower interest rates, reduced borrowing under the Company's revolving loan, and the reduction of the principal amount of the Company's long-term note payable to GP Strategies (see Note 1 to the Company's financial statements included herein).

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included herein. The Company has not adopted any significant new accounting policies during the year ended December 31, 2002.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each reporting period in the ordinary course of accounting.

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

Item 8.           Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                               13

Financial Statements:

         Consolidated Balance Sheets - December 31, 2002 and
           2001                                                            14

         Consolidated Statements of Operations - Years ended
           December 31, 2002, 2001 and 2000                                16

         Consolidated Statements of Changes in Stockholders'
           Equity - Years ended December 31,
           2002, 2001 and 2000                                             17

         Consolidated Statements of Cash Flows - Years ended
           December 31, 2002, 2001 and 2000                                18

         Notes to Consolidated Financial Statements                        19

         INDEPENDENT AUDITORS' REPORT




         Board of Directors and Stockholders
         Five Star Products, Inc.


         We have audited the accompanying consolidated balance sheets of Five Star Products, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




         Eisner LLP


         New York, New York
         March 19, 2003

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)



                                                         December 31,        December 31,
                                                           2002                2001
                                                         -----------         ------------
                 ASSETS

Current assets

Cash                                                   $     16               $      60
Accounts receivable, less allowance
 for doubtful accounts of $640 and $631                  10,162                  11,215
Inventory                                                23,664                  23,325
Prepaid expenses and other current assets
(including due from affiliates of $33 in 2002)              372                     445
                                                       --------                     ---

Total current assets                                     34,214                  35,045

Machinery and equipment, net                                866                     904
Deferred income taxes                                       244                     193
Other assets                                                 42                      42
                                                      ---------             -----------
                                                       $ 35,366               $  36,184
                                                       ========               =========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 (in thousands, except share and per share data)


                                                  December 31,    December 31,
                                                    2002             2001
                                                  ------------    -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                              $  13,808        $  16,414
Accounts payable and accrued expenses
  (including due to affiliates of $354 in 2001)       13,777           12,348
                                                    --------         --------
Total current liabilities                             27,585           28,762
                                                    --------         --------

Long-term debt to GP Strategies                        4,500            5,000
                                                   ---------        ---------

Commitments

Stockholders' equity

Common stock, authorized 30,000,000 shares,
  par value $.01 per share; 15,292,882 shares
  issued and 15,023,651 outstanding in 2002
  and 13,020,155 shares issued and outstanding
  in 2001                                                153              130
Capital in excess of par value                         8,069            7,589
Accumulated deficit                                   (4,906)          (5,297)
Treasury stock, at cost                                  (35)           -
                                                  -----------     -----------
Total stockholders' equity                             3,281            2,422
                                                   ----------       ---------
                                                    $ 35,366         $ 36,184
                                                    =========        ========






        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)



                                                  Year Ended December 31,

                                                 2002          2001              2000
                                            -----------    ----------         ----------
Sales                                       $  94,074        $  94,908      $  93,878
Cost of goods sold                             77,461           78,854         77,372
                                            ---------        ---------      ---------
Gross margin                                   16,613           16,054         16,506

Selling, general and
 administrative expenses                      (14,665)         (13,576)       (13,154)

Management fee to GP Strategies                   (98)             (72)           (85)

Interest expense (including amounts
  to affiliates of $384, $400 and $400)        (1,131)          (1,692)        (2,220)
                                             ---------           -----       --------

Income before income taxes                        719              714          1,047

Income tax expense                               (328)            (297)          (272)
                                               -------           -----      ---------

Net income                                   $    391         $    417       $    775
                                             ========         ========       ========

Earnings per share
 Basic and diluted                          $     .03              .03             .06
                                            ---------       ----------      ----------



        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except number of shares)

                                                   Common Stock                                    Treasury Stock
                                                   ------------                                    ---------------
                                                                    Capital in                     Number                     Total
                                         Number of        Par        Excess of    Accumulated        of                Stockholders'
                                             Shares     Value        Par Value        Deficit      Shares       Cost         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             13,020,155      $130           $7,589      $(6,489)         0       $   -          $1,230
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              775                                    775
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             13,020,155       130            7,589       (5,714)         0           -          $2,005
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              417                                    417
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             13,020,155       130            7,589       (5,297)         0           -          $2,422
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              391                                    391
Purchase of treasury stock                                                                          269,231      (35)          (35)
Issuance of common stock in payment
 of indebtedness to GP Strategies         2,272,727        23              477                                                 500
Issuance of compensatory stock options                                       3                                                   3
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             15,292,882      $153           $8,069      $(4,906)        269,231    $ (35)       $3,281
----------------------------------------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Year Ended December 31,
                                                           --------------------------------------
                                                              2002            2001           2000
                                                           --------        -------        --------
Cash flows from operating activities:
Net income                                                $    391        $    417        $   775
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                                 267             263            234
 Deferred income taxes                                         (51)            (30)          (163)
 Issuance of compensatory stock options                          3             -              -

Changes in other operating items:
 Accounts receivable                                         1,053            (100)        (1,007)
 Inventory                                                    (339)            285         (1,056)
 Prepaid expenses and other current assets                      73            (107)          (124)
 Accounts payable and accrued expenses                       1,429            (661)         1,606
                                                             -----            ----       --------

Net cash provided by operating activities                    2,826              67            265
                                                             -----           -----      ---------

Cash flows from investing activities:
Additions to machinery and equipment                          (229)           (169)          (290)
                                                            -------         ------     ----------

Cash flows from financing activities:
 Net (repayments of) proceeds from
  short-term borrowings                                     (2,606)            111            (21)
 Purchase of treasury stock                                    (35)            -               -
                                                        -----------          -----           -----

Net cash (used in) provided by
 financing activities                                       (2,641)            111            (21)
                                                          ---------            ---            ----

Net (decrease) increase in cash                                (44)              9            (46)
Cash at beginning of period                                     60              51             97
                                                            ------       ---------     ----------
Cash at end of period                                   $       16        $     60     $       51
                                                        ==========        ========     ==========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                 $  1,148         $ 1,863       $  2,304
                                                          ========         =======       ========
 Income tax                                              $     171        $    562      $     548
                                                         =========        ========      =========

Non-cash financing activity:
 Conversion of long-term debt to
  GP Strategies to common stock                          $     500     $    -          $    -
                                                         =========     ===========     ==========

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

         The Company's business was purchased on September 30, 1998 from GP Strategies Corporation ("GP Strategies") for approximately $16,476,000 in cash and a $5,000,000 unsecured promissory note (the "Note"). Under a separate Subordination Agreement with GP Strategies in favor of the banks providing the Company's $25,000,000 revolving loan (see Note 3), which Note is subordinate to the revolving loan, Five Star may make annual payments of principal to GP Strategies if the Company achieves certain financial performance benchmarks. On August 2, 2002 the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of the Note was reduced by $500,000 to $4,500,000. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's common stock at $0.22 per share, which was a premium to the open market value at that time. At December 31, 2002, GP Strategies owned approximately 47% of the Company's common stock.

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

         Machinery and equipment. Fixed assets are carried at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed currently. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

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

         Stock-based compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, employee compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Had the Company determined compensation cost based on the fair value method at the grant date for its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                 2002             2001              2000
                                                                 ----             ----              ----

         Reported net income                                   $  391           $  417            $  775
         Stock-based employee compensation
           determined under the fair-value based
           method, net of tax                                     (33)              (5)           $  (35)
                                                              --------        ---------           -------
         Pro forma net income                                  $  358           $  412             $ 740
                                                               ======           ======             =====

         Basic and diluted income
          per share                 As reported               $   .03          $   .03            $  .06
                                    Pro forma                 $   .03          $   .03            $  .05


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         The weighted-average fair value of options granted in 2002 and 2001 was approximately $.08 and $.11, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                                        2002             2001
                                              --------------         --------
         Volatility                                      73%             106%
         Risk-free interest rate               2.52% - 4.14%            4.24%

         Expected life in years                           3                 5
         Dividend yield                                   0                 0

         There were no options granted during the year ended December 31, 2000.


         Revenue recognition. Revenue is recognized upon shipment of product to customers. Allowances for estimated returns and allowances are recognized when sales are recorded.

         Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Options outstanding at December 31, 2002, 2001 and 2000 to purchase approximately 1,700,000, 1,025,000, and 650,000 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive. Warrants outstanding during the year ended December 31, 2000 to purchase 6,017,775 shares of common stock were not included in the diluted per share computation because their effect would be anti-dilutive. Such warrants expired in August 2000.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

         Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $57,000, $43,000 and $56,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

3.       Short-term borrowings

         On November 1, 2001, the Company's wholly owned subsidiary, Five Star Group, Inc., renewed its Loan and Security Agreement (the "Loan Agreement") by and among three banks, which now matures on September 30, 2004. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% and, under certain circumstances, 55% of eligible inventory and 80% of eligible accounts receivable, as defined in the Loan Agreement. The interest rates under the Loan Agreement are based upon LIBOR or the Prime rate, and can be reduced in the event Five Star achieves and maintains certain performance benchmarks. At December 31, 2002, approximately $13,808,000 was outstanding under the Loan Agreement and approximately $3,900,000 was available to be borrowed. As of December 31, 2002, the LIBOR-based rates averaged 3.56% and the Prime-based rate was 4.25%. The weighted average interest rate on the Company's short-term debt at December 31, 2002 was 3.78%. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

4.       401(k) plan

         The Company maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the Savings Plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 40% of the participants' first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant's compensation.

         The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $110,000, $137,000 and $120,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

5.       Machinery and equipment

         Machinery and equipment consist of the following (in thousands):

                                                 December 31,        Estimated
                                              2002         2001    useful lives
                                              ----         ----    ------------

         Machinery and equipment           $   308        $  304      5-7 years
         Furniture and fixtures                735           521        5 years
         Leasehold improvements                839           828      3-9 years
                                           -------        ------
                                             1,882         1,653

         Less accumulated depreciation
           and amortization                 (1,016)         (749)
                                            -------       ------
                                            $  866        $  904
                                           =======        =======

         Depreciation and amortization expense for the years ended December 31, 2002, 2001, and 2000 was $267,000, $263,000 and $234,000, respectively.

6.       Long-term debt, related party

         The Company has an unsecured note payable to GP Strategies in the amount of $4,500,000. The note bears interest at 8%, payable quarterly, with the principal due September 30, 2004. The note is subordinated to the indebtedness under the Loan Agreement (see note 3). Interest expense for the years ended December 31, 2002, 2001, and 2000 was $384,000, $400,000 and $400,000, respectively. A subordination agreement between the Company and GP Strategies permits the annual repayment of principal under certain circumstances (see Note 1).

         In August 2002, the principal amount of this indebtedness was reduced from $5,000,000 to $4,500,000 through issuance by the Company of 2,272,727 shares of its common stock to GP Strategies (see Note 1).

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (Continued

7.       Related party transactions

(a) Transactions with affiliates

         Transactions with GP Strategies and its subsidiaries, other than loans, as disclosed elsewhere in the financial statements, during the years ended December 31, 2002, 2001, and 2000 are summarized below (in thousands):

                                                          December 31,
                                                  2002         2001       2000
                                                  ----         ----       ----
              Transactions with GP Strategies
              Management fees incurred            $ 98      $     72      $ 85
              Interest expense incurred            384           400       400

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, business development, insurance and employee benefit administration services. The Company pays GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term of any renewal thereof. The Agreement was renewed for 2002 and 2003. Fees incurred to GP Strategies under this agreement totaled $98,000, $72,000, and $85,000 for each of the years ended December 31, 2002, 2001 and 2000. At December 31, 2002, the amount receivable from GP Strategies, which is included in prepaid expenses and other current assets, was $33,000. At December 31, 2001, the amount due to GP Strategies for expenses and interest, which is included in accounts payable and accrued expenses, was $354,000.

         (b)  Other related party transactions

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Richard Grad, the former President and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Grad will receive $145,000 per year for consulting services to be rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ending December 31, 2006. In addition, in August, 2002, Mr. Grad was granted options to purchase 150,000 shares of the Company's Common Stock at the quoted market price on the date of grant, which options will vest annually over the term of the Agreement in equal installments. Such options were valued at an aggregate amount of $13,000. The Agreement also provided for the repurchase by the Company of 192,308 shares of the Company's Common

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (Continued

7.       Related party transactions (Continued)

         Stock held by Mr. Grad for an aggregate purchase price of $25,000. During this five-year period, Mr. Grad is also receiving certain benefits, including medical benefits, life insurance and use of an automobile.

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Cynthia Krugman, the former Controller of the Company. Pursuant to the Agreement, Ms. Krugman will receive $105,000 per year for consulting services to be rendered to the Company and a severance fee of $5,000 per year, for an eighteen-month period ending June 30, 2003. The Agreement also provided for the repurchase by the Company of 76,923 shares of the Company's Common Stock held by Ms. Krugman for an aggregate purchase price of $10,000. During this period, Ms. Krugman is receiving certain benefits, including medical benefits. Ms. Krugman is the daughter of Richard Grad.

         Severance fees payable to Mr. Grad and Ms. Krugman under the aforementioned agreements are included in accrued expenses at December 31, 2002.

8.       Income taxes

         The components of income tax expense (benefit) are as follows (in thousands):


         Years ended December 31,       2002            2001          2000
         -----------------------------------------------------------------
         Current
         Federal                      $  286          $  251        $  305
         State and local                  93              76           130
                                      ------        --------        ------
         Total current expense           379             327           435
                                      ------         -------           ---
         Deferred
         Federal                         (38)            (23)         (124)
         State and local                 (13)             (7)          (39)
                                      -------      ----------       -------
         Total deferred (benefit)        (51)            (30)         (163)
                                      -------       ---------         -----
         Total income tax expense     $  328          $  297        $  272
                                      -------         -------       -------

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Income taxes (Continued)

         As of December 31, 2002 and 2001, the Company had approximately $244,000 and $193,000, respectively, of deferred tax assets net of valuation allowances. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                         December 31,
                                                    2002              2001
                                                  ------           --------
         Deferred tax assets

         Allowance for doubtful accounts         $    35           $    31
         Machinery and equipment                     158               115
         Deferred compensation                        39                38
         Accrued compensation                         10                 -
         Inventory                                    41                47
                                                 -------           -------
         Deferred tax assets                         283               231
                                                  ------            ------

         Valuation allowance                         (39)              (38)
                                                 --------           ------
         Net deferred tax assets after
          valuation allowance                    $   244           $   193
                                                 =======           =======

         A reconciliation between the Company's tax provision and the U.S. statutory rate follows:

         Years ended December 31,                   2002             2001              2000
         ---------------------------------------------------------------------------------
         Tax at U.S. statutory rate              $  245           $  243            $  356
         State and local taxes net of
          Federal benefit                            51               49                84
         Items not deductible                        19               27                24
         Valuation allowance adjustment               1                -              (185)
         Other                                       12              (22)               (7)
         ----------------------------------------------------------------------------------
         Income taxes                            $  328           $  297            $  272
         ---------------------------------------------------------------------------------

         Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has provided a full valuation allowance at December 31, 2002 and December 31, 2001 for the deferred tax asset relating to the deferred compensation as the realization of such asset is uncertain.

         The valuation allowance increased $1,000 for the year ended December 31, 2002. The valuation allowance for the year ended December 31, 2001 decreased by $122,000 as a result of the expiration during 2001 of the underlying warrants which gave rise to the deferred tax asset relating to certain deferred compensation. The valuation allowance decreased by $185,000 for the year ended December 31, 2000.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

9.       Major customers

         For the years ended December 31, 2002, 2001 and 2000 no customer accounted for more than 10% of the Company's revenue.

10.      Stock options and warrants

         (a) Stock option plan

         On January 1, 1994, the Company's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. On January 1, 2002, the Board of Directors amended the Stock Option Plan increasing the total number of shares of Common Stock to 4,000,000 shares reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital

         (a)      Stock option plan (Continued)

         adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiaries, and to consultants and other individuals providing services to the Company.

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

         Options granted during 2002, 2001 and 1999 vest 20% on date of grant with the balance vesting in equal annual installments over four years. There were no options granted in 2000, and all options granted prior to 1999 were fully vested as of December 31, 2002.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

  10.     Stock options and warrants (Continued)

         Activity relating to stock options granted by the Company:


                                                       Number of        Weighted-Average
                                                        Shares             Exercise Price
         Balance at December 31, 1999                  2,150,000              .19
                  Cancelled                              (25,000)             .13
                                                     -----------
         Balance at December 31, 2000                  2,125,000              .19
                  Granted           450,000                                   .14
                  Cancelled                              (75,000)             .33
                                                     -----------
         Balance at December 31, 2001                  2,500,000              .18
                  Granted           675,000                                   .15
                  Cancelled                             (245,000)             .27
                                                      -----------
         Balance at December 31, 2002                  2,930,000              .16
                                                       =========
         Exercisable at December 31, 2002              2,060,000              .16
                                                     ===========

         The following table summarizes information about the Plan's options at December 31, 2002:

                                            Weighted          Weighted                         Weighted
                Range                        Average           Average                          Average
             of Exercise          Number    Exercise             Years            Number       Exercise
                  Price      Outstanding      Prices         Remaining       Exercisable          Price
          ---------------------------------------------------------------------------------------------
          $.13  -  $.13        1,400,000      $.13            .44              1,400,000        $.13
           .14  -   .14          925,000       .14           3.96                275,000         .14
           .15  -   .15           50,000       .15           4.24                 25,000         .15
           .16  -   .16          150,000       .16           4.64                 30,000         .16
           .33  -   .33          405,000       .33           1.29                330,000         .33
          ------------------------------------------------------------------------------------------
          $.13  -  $.33        2,930,000      $.16           1.95              2,060,000        $.16
       ---------------------------------------------------------------------------------

         (b) Warrants to purchase common stock

         Warrants to purchase a total of 6,017,775 shares of the Company's common stock, which the Company had issued during 1994 in connection with its acquisition of NPD Trading from GP Strategies, were extended in 1996 at an exercise price of $.50 per share and in 1998 at an exercise price of $.75 per share. These warrants expired in August, 2000.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Earnings per share

         Earnings per share (EPS) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                                     Year ended December 31,
                                                          2002           2001                2000
                                                          ----           ----                ----
         Basic EPS
         Net income                                  $     391      $     417           $     775
         Weighted average shares
          outstanding                                   13,742         13,020              13,020
                                                      --------       --------            --------
         Basic earnings per share                   $      .03     $      .03          $      .06
                                                    ----------     ----------          ----------

         Diluted EPS
         Net income                                  $     391      $     417           $     775
                                                     ---------      ---------           ---------

         Weighted average shares
          outstanding                                   13,742         13,020              13,020
         Dilutive effect of stock options (a)               74            153                 719
                                                     ---------      ---------          ----------
         Weighted average shares
          outstanding, diluted                          13,816         13,173              13,739
                                                      --------       --------            --------

         Diluted earnings
          per share                                  $     .03     $      .03          $      .06
                                                     ---------     ----------          ----------

(a) Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

12.      Commitments and contingencies

         The Company has several noncancellable leases which cover real property, machinery and equipment. Such leases expire at various dates and some of them have options to extend their terms.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

12.      Commitments and contingencies (Continued)

         Minimum rental obligations under long-term operating leases are indicated in the table below (in thousands). Figures for real property include estimated amounts of supplemental lease obligations, such as pro-rated assessments for property taxes or common-area expenses.

                        Real                  Machinery and
                       property                 equipment                Total
         2003           $ 1,616                   $1,098               $ 2,714
         2004             1,589                      796                 2,385
         2005             1,589                      376                 1,965
         2006             1,589                       29                 1,618
         2007               314                        7                   321
         ---------------------------------------------------------------------
         Total          $ 6,697                  $ 2,306               $ 9,003
         ---------------------------------------------------------------------

         During 2002, 2001, and 2000, the Company incurred $2,882,000, $2,721,000, and $3,412,000, respectively, of rental expenses. GP Strategies has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.

13.      Valuation and Qualifying Accounts

         The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                  2002        2001        2000
                                                  ----        ----        ----
         Balance at beginning of year           $  631      $  681      $  616
         Charged (credited) to expense             438         (47)         80
         Uncollectable accounts written off,
           net of recoveries                      (429)         (3)        (15)
                                                 -----     -------    ---------
         Balance at end of year                 $  640      $  631      $   681
                                                ======     =======      =======

14.      Subsequent events

         The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock. In January, 2003, the Company purchased 76,000 shares of its common stock on the open market at prices per share ranging from $0.08 to $0.10. In February, 2003, the Company purchased 10,000 shares of its common stock on the open market at a price per share of $0.10.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                Age  Position
------------------------------------------------------
Jerome I. Feldman   74   Chairman of the Board
Charles Dawson      46   President and Director
Bruce Sherman       50   Executive Vice President, Sales and Director
Steven Schilit      56   Executive Vice President, and Chief Operating Officer
                         and Director
Joseph Leven        50   Vice President
John Moran          52   Director
Carll Tucker        50   Director

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. In 1959 he founded GP Strategies Corporation ("GPS"), which today is a workforce development company, and is Chief Executive Officer and a Director of GPS. He also has been Chairman of the Board of GPS since 1999 and was President of GPS until June 2001. He has been a director of GSE Systems, Inc., ("GSE"), a software design and development company since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Center.

         Charles Dawson has been President of the Company and of Five Star Group, Inc. ("Five Star") since January 2002 and Vice President and a director of the Company since 1999. Since 1993 Mr. Dawson has held several managerial positions with Five Star.

         Bruce Sherman has been Executive Vice President, Sales of the Company and of Five Star since January 2002, Vice President and a director of the Company since 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association.

         Steven Schilit has been Executive Vice President, Chief Operating Officer of the Company and of Five Star since January 2002, Vice President and a director of the Company since 1999 and since 1981 has held several executive positions with Five Star.

         Joseph Leven has been Vice President of the Company since 1999, Vice President of Operations of Five Star since 1995 and since 1976 has held various managerial positions with Five Star.

         John Moran has been a director of the Company since January 2002. He has been Vice President of GPS since August 2001, President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to August 2001 and from 1994 to 2000 he was Group President, Training and Technologies Group of General Physics Corporation.

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

         Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period January 1, 2002 to March 18, 2003, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Carll Tucker and GP Strategies filed one late report.

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star, to its President and to its most highly compensated executive officers for services rendered to Five Star in 2002.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                                 Annual Compensation               Awards
                                                     Salary            Bonus        Stock               All Other
Name and Principal Position             Year       ($)                   ($)       (#)(1)                  ($)
---------------------------             ----     -------             -------  -----------------    ------------------
Charles Dawson                         2002         226,615            -0-            -0-              20,602(2)
President                              2001         188,009            -0-            150,000             404(3)
                                       2000        161,544             -0-            -0-                 379(3)

Steven Schilit                         2002         201,475            -0-            -0-               5,391(4)
Executive Vice President and           2001         172,596            -0-            150,000           4,676(4)
Chief Operating Officer                2000         167,055            -0-            -0-               4,665(4)

Bruce Sherman                          2002         221,650            -0-            -0-              25,118(5)
Executive Vice President,              2001         221,571            -0-            150,000           4,842(6)
Sales                                  2000         171,586           15,000          -0-               4,701(6)

Joseph Leven                           2002         117,350            -0-            -0-               3,186(7)
Vice President                         2001         115,190            -0-            -0-               2,764(7)
                                       2000         113,800            -0-            -0-               2,050(7)

(1) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1994 Non-Qualified Stock Option Plan.

(2) Consists of $602 for executive life insurance premiums and a $20,000 bonus.

(3)       Consists of premiums for executive life insurance.

(4) Consists of $4,400, $4,080 and $4,196 as matching contributions made by the Company to the 401(k) Savings Plan for 2002, 2001 and 2000, respectively, and $991, $596 and $469 for executive life insurance premiums for 2002, 2001 and 2000, respectively.

(5) Consists of $4,400 as matching contributions made by the Company to the 401(k) Savings Plan, $718 for executive life insurance premiums and a $20,000 bonus.

(6) Consists of $4,080 and $3,953 as matching contributions made by the Company to the 401(k) Savings Plan for 2001 and 2000, respectively, and $762 and $748 for executive life insurance premiums for 2001 and 2000, respectively.

(7) Consists of $2,833, $2,449 and $1,768 as matching contributions made by the Company to the 401(k) Savings Plan for 2002, 2001 and 2000, respectively, and $353, $315 and $282 for executive life insurance premiums for 2002, 2001 and 2000, respectively.

Option Grants in 2002

No options were granted to the named executive officers in 2002.

                       Aggregate Option Exercises in 2002
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2002 and unexercised options under the Plan held at the end of 2002 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.


                                  Shares                       Exercisable/Unexercisable      Value of Unexercised
                                Acquired on      Value                Options at          In-the-Money Options at
                                 Exercise      Realized          December 31, 2002(#)     December 31, 2002($)(1)
                                                                 --------------------     -----------------------
Name                                (#)           ($)        Exercisable    Unexercisable Exercisable Unexercisable
----                                ---           ---        -----------    ------------- ----------- -------------

Charles Dawson.............         -0-           -0-          120,000         105,000        -0-          -0-
Steven Schilit.............         -0-           -0-          120,000         105,000        -0-          -0-
Bruce Sherman..............         -0-           -0-          120,000         105,000        -0-          -0-
Joseph Leven...............         -0-           -0-           60,000          15,000        -0-          -0-


(1) Calculated based on $0.08, which was the closing price of the Common Stock as quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, on December 31, 2002, (which was below the exercise price of the stock options.)

Board Report on Executive Compensation

         During the year ended December 31, 2002, the Company did not have a Compensation Committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company.

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

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 2002, the Company also made matching contributions to the 401(k) Savings Plan for those participants.

Mr. Dawson's Compensation

         Mr. Dawson's compensation in 2002 was determined principally by the terms of his employment agreement with Five Star. Effective November 28, 2001, Five Star and Mr. Dawson entered into an employment agreement which is described below. In considering the terms of Mr. Dawson's employment agreement the Board of Directors considered Mr. Dawson's significant contribution to the improved financial performance of the Company.

          Mr. Dawson, has decades of experience in the industry and has strong relationships with manufacturing companies that are the Company's suppliers. In addition, Mr. Dawson helped lead management's efforts in expanding the Company's sales territory to encompass the Mid-Atlantic states.

Employment Agreements

         Charles Dawson. As of November 28, 2001, Charles Dawson and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Dawson is employed as President of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

         Commencing January 1, 2002, Mr. Dawson's base salary is $225,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Dawson will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, John Moran, Steve Schilit, Bruce Sherman and Charles Dawson. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Dawson's bonus determination. In any determination by the Steering Team of Mr. Dawson's bonus, Mr. Dawson shall recuse himself from any such proceedings. Mr. Dawson's target bonus for the years 2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Dawson under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Dawson with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Dawson of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Dawson of his duties continuing for 30 days after written warning issued to Mr. Dawson setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Dawson for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Dawson of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Dawson of any act of fraud or dishonesty; (vi) the engagement by Mr. Dawson in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Dawson, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Dawson. If Mr. Dawson is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Dawson's employment is terminated by his death or disability, the Company is required to pay Mr. Dawson his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event that termination occurs more than six months after the start of the then-current contract year, Mr. Dawson shall receive a bonus for that year prorated through the date of termination.

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

         Commencing January 1, 2002, Mr. Sherman's base salary is $220,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Sherman will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, John Moran, Steve Schilit, Charles Dawson and Bruce Sherman. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Sherman's bonus determination. In any determination by the Steering Team of Mr. Sherman's bonus, Mr. Sherman shall recuse himself from any such proceedings. Mr. Sherman's target bonus for the years 2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Sherman under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Sherman with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Sherman of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Sherman of his duties continuing for 30 days after written warning issued to Mr. Sherman setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Sherman for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Sherman of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Sherman of any act of fraud or dishonesty;
(vi) the engagement by Mr. Sherman in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Sherman, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Sherman. If Mr. Sherman is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Sherman's employment is terminated by his death or disability, the Company is required to pay Mr. Sherman his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event that termination occurs more than six months after the start of the then-current contract year, Mr. Sherman shall receive a bonus for that year prorated through the date of termination.

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

         Commencing January 1, 2002, Mr. Schilit's base salary is $200,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Schilit will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. The goals component of the bonus for 2002 will be determined by the Steering Team at the conclusion of the year. The Steering Team consists of Jerome I. Feldman, John Moran, Charles Dawson, Bruce Sherman and Steven Schilit. The Board of Directors shall determine whether earnings growth resulting from acquisitions will be included in Mr. Schilit's bonus determination. In any determination by the Steering Team of Mr. Schilit's bonus, Mr. Schilit shall recuse himself from any such proceedings. Mr. Schilit's target bonus for the years 2003, 2004 and 2005, will be $110,000, $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Schilit under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is required also to provide Mr. Schilit with an automobile.

         The Company may terminate the employment agreement for cause which is defined as (i) breach by Mr. Schilit of any of the terms of the employment agreement, provided that the Company has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Schilit of his duties continuing for 30 days after written warning issued to Mr. Schilit setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Schilit for any felony or any crime involving moral turpitude; (iv) the conviction of Mr. Schilit of any offense involving the property of the Company or any of its affiliates; (v) the commission by Mr. Schilit of any act of fraud or dishonesty;
(vi) the engagement by Mr. Schilit in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Schilit, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Schilit. If Mr. Schilit is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Schilit's employment is terminated by his death or disability, the Company is required to pay Mr. Schilit his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event that termination occurs more than six months after the start of the then-current contract year, Mr. Schilit shall receive a bonus for that year prorated through the date of termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of March 14, 2003, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all officers and directors of the Company as a group.

                                                Beneficial Ownership

                                           Number of             Percentage
Name and Address                       Common Shares              of Class

GP Strategies Corporation                    7,102,831(1)             47.5%
777 Westchester Avenue
White Plains, NY 10604

Jerome I. Feldman                            7,757,467(2)              51

Charles Dawson                                 312,308(3)             2.1

Bruce Sherman                                  312,308(3)             2.1

Steven Schilit                                 312,308(3)             2.1

Joseph Leven                                   267,308(3)             1.8

John Moran                                      85,000(3)               *

Carll Tucker                                    50,000(3)               *

All directors and officers
as a group (8 persons)                       2,074,493(3)            13.0
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1) GP Strategies has entered into a Voting Agreement which limits its ability, to a certain degree, to control the affairs of the Company. See "Certain Relationships and Related Transactions."

(2) Includes (i) 7,102,831 shares of Common Stock beneficially owned by GP Strategies, (ii) 93,463 shares of Common Stock held by Mr. Feldman
         (iii) 1,173 shares of Common Stock which are held by certain members of Mr. Feldman's family and (iv) 560,000 shares of Common Stock issuable upon exercise of currently exercisable stock options (of which 250,000 options were granted pursuant to GP Strategies Five Star Stock Option
         Plan) held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares owned by GP Strategies and his family.

(3) Includes (i) 192,308 shares of Common Stock held by each of Messrs. Dawson, Sherman, Schilit and Leven, and 863,320 shares for all executives and officers as a group, and (ii) 120,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman, Schilit, 235,000, 75,000, 85,000 and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Messrs. Leven, Moran and Tucker, respectively and 1,210,000 shares for all executives and officers as a group.

Item 13.      Certain Relationships and Related Transactions

         On September 30, 1998, a newly formed wholly owned subsidiary of the Company, Five Star, purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies, substantially all of the operating assets of JL. The assets were purchased for approximately $16,476,000 in cash and a $5,000,000 unsecured promissory note (the "Note"). The Note, which bears interest at the rate of 8% payable quarterly to GP Strategies, was amended in November, 2001, to provide for the extension of the due date of the Note until September 30, 2004. Under a separate Subordination Agreement between GP Strategies and the banks providing the Company's $25,000,000 revolving loan, Five Star may make annual payments of principal to GP Strategies, if the Company achieves certain financial performance benchmarks.

         On August 2, 2002, the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of said debt was reduced by $500,000 to a new principal amount of $4,500,000. The Company executed a new promissory note to GP Strategies but under the same terms and conditions as the original note. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's stock at $0.22 a share, which was at a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company has increased to approximately 47% from approximately 37% of the Company's outstanding shares of common stock.

         As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, business development, accounting, insurance and employee benefit administration services. The Company pays GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 2002 and 2003.

         Five Star leases 236,000 square feet in New Jersey and 111,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the annual rent is $1,187,000. Five Star's lease for the Connecticut facility expires in February, 2007 and its annual rent is $402,000. The Company's White Plains, New York office space is provided by GP Strategies pursuant to the Management Services Agreement. GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses totaling approximately $1,589,000 per year through the first quarter of 2007.

         GP Strategies holds 7,102,831 shares of Common Stock, representing approximately 48% of the Common Stock issued and outstanding on March 14, 2003 (without taking into account outstanding options and warrants). The Company's by-laws do not provide for cumulative voting. GP Strategies had entered into a Voting Agreement pursuant to which it had agreed that, for a period of three years from August 31, 1998 it would vote its shares of Common Stock (i) such that not more than 50% of the Company's directors will be officers or directors of GP Strategies; and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of the Company vote. See "Principal Stockholders." GP Strategies and the Company renewed the Voting Agreement until June 30, 2004.

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Richard Grad, the former President and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Grad will receive $145,000 per year for consulting services rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ending December 31, 2006. In addition, in August, 2002, Mr. Grad was granted options to purchase 150,000 shares of the Company's Common Stock at the quoted market price on the date of grant, which options will vest annually over the term of the Agreement in equal installments. The Agreement also provided for the repurchase by the Company of 192,308 shares of the Company's Common Stock held by Mr. Grad for an aggregate purchase price of $25,000. During this five-year period, Mr. Grad is also receiving certain benefits, including medical benefits, life insurance and use of an automobile.

         On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Cynthia Krugman, the former Controller of the Company. Pursuant to the Agreement, Ms. Krugman will receive $105,000 per year for consulting services to be rendered to the Company and a severance fee of $5,000 per year, for an eighteen-month period ending June 30, 2003. The Agreement also provided for the repurchase by the Company of 76,923 shares of the Company's Common Stock held by Ms. Krugman for an aggregate purchase price of $10,000. During this period, Ms. Krugman is receiving certain benefits, including medical benefits. Ms. Krugman is the daughter of Richard Grad.

Item 14. Controls and Procedures

         Within the 90-day period prior to the filing of this report, the Company's management, including the President and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page


         Independent Auditors' Report........................................13

         Financial Statements:

         Consolidated Balance Sheets -
         December 31, 2002 and 2001..........................................14

         Consolidated Statements of
         Operations - Years ended
         December 31, 2002, 2001 and 2000....................................16

         Consolidated Statements of Changes in
         Stockholders' Equity - Years
         ended December 31, 2002, 2001 and 2000..............................17

         Consolidated Statements of Cash Flows
         Years ended December 31, 2002, 2001 and 2000........................18

         Notes to Consolidated Financial Statements..........................19

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)   See accompanying Index to Exhibits

         There were no reports filed by the Registrant on Form 8-K for the period ended December 31, 2002.

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

Dated:   April 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title


Charles Dawson                President, and Director
                              (Principal Executive and Operating Officer)



Jerome I. Feldman             Chairman of the Board


Bruce Sherman
                              Executive Vice President, Sale and Director


Steven Schilit
                              Executive Vice President, Chief Operating Officer and Director



Roger Antaki                  Chief Financial Office
                              (Principal Financial and Accounting Officer)

John Moran                     Director

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         I, Charles Dawson, President of Five Star Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Five Star Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                             Charles Dawson

        CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         I, Roger P. Antaki, Chief Financial Officer of Five Star Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Five Star Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                                              Roger P. Antaki

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

10. 1994 Stock Option Plan of the Registrant as amended on January 1, 2002. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 2001.

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

10.3 Amended Voting Agreement, dated as of June 30, 2002 between Registrant and GP Strategies Corporation.*

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

10.10 Amended Note in the amount of $4,500,000 dated August 2, 2002, between the Registrant and GP Strategies Corporation.*

10.11 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.12 Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson. Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.13 Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman. Incorporated herein by reference to
               Exhibit 10.13 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.14 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.15 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Cynthia Krugman.*

21.            Subsidiaries*

22.            N/A

23.            Consent of Eisner LLP, (formerly,Richard A. Eisner & Company,
               LLP) Independent Auditors*

99.1           Certification Pursuant to 18 U.S.C. Section 1350 of President*

99.2           Certification Pursuant to 18 U.S.C. Section 1350 of Chief
               Financial Officer*


*Filed herewith