Form 10-Q
period 2003-03-31
FIVE STAR PRODUCTS INC
filed 2003-05-12
CIK 922408

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 033-78252

FIVE STAR PRODUCTS, INC.

________________________________________________

(Exact name of registrant as specified in its charter)

                         Delaware                                                                    13-3729186

(State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY                               10604

                          (Address of principal executive offices)                                                                        (Zip code)

                          (914) 249-9700

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

Yes    X

No______

Number of shares outstanding of each of issuer's classes of common stock as of April 29, 2003:

Common Stock, par value $0.01 per share

14,937,867 shares

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

Part I.

Financial Information

Consolidated Condensed Balance Sheets -

March 31, 2003 and December 31, 2002

1

Consolidated Condensed Statements of Operations-

Three Months ended March 31, 2003 and 2002

3

Consolidated Condensed Statements of Cash Flows -

Three Months ended March 31, 2003 and 2002

4

Notes to Consolidated Condensed Financial

Statements

5

Management's Discussion and Analysis of Financial

Condition and Results of Operations

8

Part II.

Other Information

10

Signatures

11

Certification of Chief Executive Officer

12

Certification of Chief Financial Officer

13

PART I.  FINANCIAL INFORMATION

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

March 31,

December 31,

2003

2002

(unaudited)

*

     ASSETS

Current assets

Cash

$          7

$       16

Accounts receivable, net

   15,555

 10,162

Inventory

    24,628

 23,664

Prepaid expenses and other current assets

 (including due from affiliates of $71 and $33)

        588

       372

Total current assets

   40,778

  34,214

Property, plant and equipment, at cost

    1,934

   1,882

Less accumulated depreciation

   (1,085)

      (1,016)

Property, plant and equipment, net

        849

       866

Deferred income taxes

244

  244

Other assets

          42

         42

$ 41,913

$ 35,366

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(in thousands)

March 31,

December 31,

      2003

2002

(unaudited)

*

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings

$  20,377

$  13,808

Accounts payable and accrued expenses

    13,533

    13,777

Total current liabilities

    33,910

    27,585

Long-term debt to GP Strategies

      4,500

      4,500

Stockholders' equity

Common stock

153

153

Capital in excess of par value

8,069

8,069

Accumulated deficit

   (4,676)

   (4,906)

Treasury stock, at cost

         (43)

          (35)

Total stockholders' equity

      3,503

       3,281

$  41,913

$  35,366

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

Three months ended

        March 31,        _

  2003

  2002

Sales

$  25,215

$ 25,490

Cost of goods sold

     20,907

  21,310

Gross margin

4,308

4,180

Selling, general and administrative

 expenses

  (3,631)

(3,505)

Management fee to GP Strategies

     (33)

     (19)

Interest expense

      (248)

      (298)

Income before income taxes

  396

358

Income tax expense

      (166)

    (150)

Net income

$      230

$     208

Earnings per share

 Basic

$       .02

$      .02

 Diluted

$       .02

$      .02

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

Three months

         ended March 31,   _

  2003

  2002

Cash flows from operations:

Net income

$    230

$   208

Adjustments to reconcile net income

  to net cash used in operating activities:

 Depreciation and amortization

  69

64

Changes in other operating items:

 Accounts receivable

(5,393)

 (6,271)

 Inventory

 (964)

  1,248

 Prepaid expenses and other current assets

  (216)

(216)

 Accounts payable and accrued expenses

          (244)

    1,753

Net cash used in operations

      (6,518)

 (3,214)

Cash flows from investing activities:

Additions to property, plant and equipment

          (52)

      (74)

Cash flows from financing activities:

Net proceeds from short-term borrowings

   6,569

    3,329

Purchase of treasury stock

           (8)

     (35)

Net cash provided by financing activities

      6,561

   3,294

Net (decrease) increase in cash

   (9)

 6

Cash at beginning of period

            16

         60

Cash at end of period

$            7

$        66

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest

$        237

$   290

 Income taxes

$        197

$       2

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.

Basis of reporting

The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company’s financial position at March 31, 2003, and the results of its operations and cash flows for the quarter then ended.  The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the operating results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company’s Form 10-K.

2.

Inventory

Inventory is valued at the lower of cost, using the first in, first-out (FIFO) method, or market.  Inventory consists solely of finished products.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.

Earnings per share

Earnings per share (EPS) for the quarter ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

Three months

  ended March 31,

2003

2002

Basic EPS

Net income

$     230

$     208

Weighted average shares

 outstanding

 14,961

  12,932

Basic earnings per share

$      .02

$     .02

Diluted EPS

Net income

$     230

$    208

Weighted average shares

 outstanding

 14,961

12,932

Dilutive effect of stock options

 and warrants

       -

     28

Weighted average shares

 outstanding, diluted

   14,961

  12,960

Diluted earnings per share

$      .02

$     .02

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation.  Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards.  The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December, 2002, as an amendment of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

Three months

  ended March 31,

2003

2002

Reported net income

$     230

$     208

Stock-based employee compensation

 determined under the intrinsic value

 method, net of tax

          -

         -

Stock-based employee compensation

 determined under the fair value based

 method, net of tax

          (7)

         (8)

Pro-forma net income

$      223

$     200

Basic earnings per share:

As reported

$      .02

$     .02

Pro forma

$      .01

$     .02

Diluted earnings per share:

As reported

$      .02

$     .02

Pro forma

$      .01

$     .02

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $396,000 for the quarter ended March 31, 2003 as compared to $358,000 for the quarter ended March 31, 2002.  The increase in income before income taxes was the result of increased gross margin as well as reduced interest expense, offset in part by increased selling, general and administrative expenses.

Sales

The Company had sales of $25,215,000 for the quarter ended March 31, 2003, as compared to $25,490,000 for the quarter ended March 31, 2002.  The reduced sales were attributable to reduced sales volume among the Company’s existing customer base.  Sales volume was adversely affected by inclement weather as well as the general softness in the economy.

Gross margin

Gross margin increased to $4,308,000 or 17.1% of net sales for the quarter ended March 31, 2003 as compared to $4,180,000 or 16.4% of net sales for the quarter ended March 31, 2002.  The increased gross margin dollars were the result of increased gross margin percentage, offset in part by reduced sales.  The increased gross margin percentage was due to improved purchasing efficiencies offset by a small increase in warehousing costs.  In addition, the increase in gross margin percentage was affected by a slight shift in the mix of products sold caused by the change in the weather relative to last year.

Selling, general and administrative expense

The Company had Selling, general and administrative (SG&A) expenses of $3,631,000 for the quarter ended March 31, 2003 as compared to $3,505,000 for the quarter ended March 31, 2002. The increase in SG&A expenses was partly attributable to increased payroll costs reflecting employee merit increases.

Interest expense

The Company had interest expense of $248,000 for the quarter ended March 31, 2003 as compared to interest expense of $298,000 for the quarter ended March 31, 2002.  The reduced interest expense in 2003 is the result of reduced interest rates.

Liquidity and Capital Resources

At March 31, 2003 the Company had cash of approximately $7,000.  The Company has a $25,000,000 loan and security agreement with a group of banks.  This credit facility allows the Company to borrow up to 50% of eligible inventory and up to 80% of eligible accounts receivable.  At March 31, 2003, the Company had borrowed $20,377,000 and had $3,932,000 of additional availability under the loan agreement.

During the first quarter of 2003, the Company repurchased an aggregate of 86,000 shares of its common stock on the open market at a cost of $8,300.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements through at least the next twelve months.

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements included in the Company’s 2002 Annual Report on Form 10-K.  The Company has not adopted any significant new accounting policies during the quarter ended March 31, 2003.

Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations.  These adjustments are made each quarter in the ordinary course of accounting.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the Company will not achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.

Controls and Procedures

a.

Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

b.

Changes in internal controls.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.

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

March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

DATE: May 12, 2003

BY:

Charles Dawson

President

DATE: May 12, 2003

BY:

Roger P. Antaki

Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Charles Dawson, Chief Executive Officer of Five Star Products, Inc., certify that:

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

Date: May 12, 2003

Charles Dawson

Chief Executive Officer and President

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

Date: May 12, 2003

Roger P. Antaki

Chief Financial Officer

#