Form 10-Q
period 2003-06-30
FIVE STAR PRODUCTS INC
filed 2003-08-14
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the transition period from _______________ to _______________
                        Commission File Number: 033-78252


                            FIVE STAR PRODUCTS, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            13-3729186
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

 777 Westchester Avenue, Fourth Floor, White Plains, NY            10604
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

                        Yes X                   No______

Number of shares outstanding of each of issuer's classes of common stock as of July 29, 2003:

Common Stock, par value $0.01 per share                      14,937,867 shares

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                                TABLE OF CONTENTS



                                                                       Page No.

Part I.    Financial Information


            Consolidated Condensed Balance Sheets -
              June 30, 2003 and December 31, 2002                            1

           Consolidated Condensed Statements of Operations-
              Three Months and Six Months Ended June 30,
                2003 and 2002                                                3

           Consolidated Condensed Statements of Comprehensive
              Income- Three Months and Six Months Ended June 30,
                2003 and 2002                                                4

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2003 and 2002                        5

            Notes to Consolidated Condensed Financial
                Statements                                                   6

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11


Part II.   Other Information                                                14

           Signatures                                                       15

                          PART I. FINANCIAL INFORMATION

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                   June 30,        December 31,
                                                      2003             2002
                                                  -----------      ------------
                                                  (unaudited)              *

ASSETS

Current assets

Cash                                                     7        $     16
Accounts receivable, net                            13,653          10,162
Inventory                                           23,008          23,664
Prepaid expenses and other current assets
 (including due from affiliates of $37 and $33)        619             372
                                                 ---------     -----------

Total current assets                                37,287          34,214
                                                 ---------       ---------

Property, plant and equipment, at cost               2,001           1,882
Less accumulated depreciation                       (1,156)         (1,016)
                                                 ---------      ----------
Property, plant and equipment, net                     845             866

Deferred income taxes                                  299             244
Other assets                                            42              42
                                                 ---------    ------------

Total assets                                      $ 38,473        $ 35,366
                                                  ========        ========



* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                 (in thousands)



                                                       June 30,     December 31,
                                                         2003           2002
                                                     -----------    ------------
                                                     (unaudited)           *

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                $ 20,113         $ 13,808
Accounts payable and accrued expenses                  10,730           13,777
                                                      -------         --------
Total current liabilities                              30,843           27,585
                                                      -------        ---------

Long-term debt to GP Strategies                         4,000            4,500
                                                     --------        ---------

Interest rate swap, at market                             132               -
                                                     --------      -------------

Stockholders' equity

Common stock                                              153              153
Capital in excess of par value                          8,070            8,069
Accumulated deficit                                    (4,605)          (4,906)
Accumulated other comprehensive income (loss)             (77)              -
Treasury stock, at cost                                   (43)             (35)
                                                     --------     -------------
Total stockholders' equity                              3,498            3,281
                                                     --------       ----------

Total liabilities and stockholders' equity           $ 38,473         $ 35,366
                                                     ========         ========




* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                      (in thousands, except per share data)

                                                          Three months ended                        Six months ended
                                                               June 30,                                  June 30,

                                                          2003           2002                    2003           2002
                                                        --------       -------                 -------        ---------

Sales                                                 $ 24,442       $ 25,289                $ 49,657       $ 50,779
Cost of goods sold                                      20,297         21,119                  41,204         42,429
                                                      --------       --------                --------        -------
Gross margin                                             4,145          4,170                   8,453          8,350

Selling, general and administrative
 expenses                                               (3,705)        (3,702)                 (7,336)        (7,207)

Management fee to GP Strategies                            (33)           (19)                    (66)           (38)

Interest expense                                          (284)          (316)                   (532)          (614)
                                                    ----------      ---------               ---------       --------

Income before income taxes                                 123            133                     519            491

Income tax expense                                         (52)           (57)                   (218)          (207)
                                                   -----------     ----------               ---------       --------

Net income                                         $        71      $      76               $     301       $    284
                                                   ===========      =========               =========       ========

Net income per share
 Basic                                             $       .00      $     .01              $      .02      $     .02
                                                   -----------      ---------              ----------      ---------
 Diluted                                           $       .00      $     .01              $      .02      $     .02
                                                   -----------      ---------              ----------      ---------



   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)



                                 (in thousands)

                                                          Three months ended                        Six months ended
                                                              June 30,                                 June 30,

                                                          2003           2002                    2003           2002
                                                        --------       -------                 -------        ---------

Net income                                          $       71      $      76               $     301       $    284

Other comprehensive income (loss), net of tax:

     Change in value of cash flow hedge,
        net of tax benefit of $55                          (77)           -                       (77)            -_
                                                   -----------    -----------              ----------     ----------

Comprehensive income (loss)                        $        (6)     $      76               $     224       $    284
                                                   ============     =========               =========       ========


See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                                                                            Six months
                                                                           ended June 30,
                                                              2003              2002
                                                          --------         -----------
Cash flows from operations:
Net income                                                $    301          $    284
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                 140               130
 Issuance of compensatory stock options                          1               -

Changes in other operating items:
 Accounts receivable, net                                   (3,491)           (3,604)
 Inventory                                                     656             2,853
 Prepaid expenses and other current assets                    (247)             (217)
 Accounts payable and accrued expenses                      (3,047)             (530)
                                                          --------         ---------

Net cash used in operating activities                       (5,687)           (1,084)
                                                          --------          --------

Cash flows from investing activities:
Additions to property, plant and equipment, at cost           (119)             (137)
                                                         ---------        ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings                      6,305             1,252
Repayment of long-term borrowings                             (500)              -
Purchase of treasury stock                                      (8)              (35)
                                                        ----------        ----------
Net cash provided by financing activities                    5,797             1,217
                                                          --------          --------

Net decrease in cash                                            (9)               (4)
Cash at beginning of period                                     16                60
                                                        ----------        ----------
Cash at end of period                                   $        7         $      56
                                                        ==========         =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                               $     519         $     611
                                                         =========         =========
  Income taxes                                           $     329       $         2
                                                         =========       ===========


   See accompanying notes to the consolidated condensed financial statements.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2003, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Form 10-K.

2.       Inventory

         Inventory is valued at the lower of cost, using the first in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.

3.       Short-term borrowings

         On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2003, approximately $20,113,000 was outstanding under the new Loan Agreement and approximately $1,712,000 was available to be borrowed.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)


3.       Short-term borrowings (continued)

         In connection with the new Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.38%.

4.       Derivatives and hedging activities

         Upon entering into the interest rate swap described in Note 3, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

         The Company is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on the Company's variable-rate revolving loan, thereby reducing the Company's exposure to fluctuations in LIBOR. The fair value of the interest rate swap at June 30, 2003 was recognized through a charge to accumulated other comprehensive income.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)


5.       Long-term borrowings and subsequent events

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note Payable") to JL Distributors, Inc., a wholly-owned subsidiary of GP Strategies, Inc., bearing interest at 8%, payable quarterly, with the principal due September 30, 2004. The Note Payable is subordinated to the indebtedness under the new Loan Agreement (see Note 3) according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. In accordance with the provisions of the Subordination Agreement, on June 27, 2003 Five Star Group, Inc. made a partial repayment in the amount of $500,000, reducing the outstanding principal amount of the Note Payable from $4,500,000 to $4,000,000. In July, 2003, Five Star Group, Inc. again made partial repayments in the aggregate amount of $500,000, further reducing the outstanding principal amount of the Note Payable from $4,000,000 to $3,500,000. Under the Subordination Agreement, Five Star Group, Inc. is permitted to make further repayment in the amount of $200,000 for the remainder of 2003.

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)


6.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):


                                                             Three months                              Six months
                                                            ended June 30,                            ended June 30,
                                                         2003            2002                    2003           2002

Basic EPS

         Net income                                  $      71      $      76               $     301       $    284
                                                     ---------      ---------               ---------       --------

         Weighted average shares
          outstanding                                   14,938         12,751                  14,949         12,841
                                                      --------         ------                --------         ------

         Basic earnings per share                    $     .00      $     .01              $      .02      $     .02
                                                     =========      =========              ==========      =========


Diluted EPS

         Net income                                  $      71       $     76                $    301        $   284
                                                     ---------       --------                --------        -------

         Weighted average shares
          outstanding                                   14,938         12,751                  14,949         12,841
         Dilutive effect of stock options                   -             453                     -              258
                                                   -----------      ---------             -----------      ----------
         Weighted average shares
          outstanding, diluted                          14,938         13,204                  14,949         13,099
                                                      --------        -------                 -------        -------

         Diluted earnings per share                 $      .00      $     .01              $      .02      $     .02
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

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)


7.       Stock-based compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December, 2002, as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.



                                                             Three months                              Six months
                                                            ended June 30,                           ended June 30,
                                                          2003           2002                    2003          2002

Reported net income                                  $      71      $      76               $     301       $    284
Stock-based employee compensation
 determined under the intrinsic value
 method, net of tax                                          -              -                       -              -
Stock-based employee compensation
 determined under the fair value based
 method, net of tax                                        (4)            (8)                    (11)           (16)
                                                   -----------    -----------             -----------     ----------

Pro-forma net income                                $       67     $       68              $      290      $     268
                                                    ----------     ----------              ----------      ---------

Basic earnings per share:
         As reported                             $      .00     $      .01             $       .02        $      .02
                                                 ----------     ----------             -----------        ----------
         Pro forma                               $      .00     $      .01             $       .02        $      .02
                                                 ----------     ----------             -----------        ----------

Diluted earnings per share:
         As reported                             $      .00     $      .01             $       .02        $      .02
                                                 ----------     ----------             -----------        ----------
         Pro forma                               $      .00     $      .01             $       .02        $      .02
                                                 ----------     ----------             -----------        ----------


                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $123,000 and $519,000 for the quarter and six months ended June 30, 2003, as compared to income before income taxes of $133,000 and $491,000 for the quarter and six months ended June 30, 2002. The reduction in income before income taxes for the quarter ended June 30, 2003 was the result of reduced gross margin and increased management fees, partially offset by reduced interest expense. The increase in income before income taxes for the six months ended June 30, 2003 was the result of increased gross margin and reduced interest expense, partially offset by increased selling, general and administrative expense and management fees.

Sales

The Company had sales of $24,442,000 and $49,657,000 for the quarter and six months ended June 30, 2003, as compared to sales of $25,289,000 and $50,779,000 for the quarter and six months ended June 30, 2002. The reduced sales were attributable to reduced sales volume among the Company's existing customer base. Sales volume was adversely affected by inclement weather as well as the general softness in the economy.

Gross margin

Gross margin decreased slightly to $4,145,000 for the quarter ended June 30, 2003, as compared to $4,170,000 for the quarter ended June 30, 2002. As a percentage of sales, however, gross margin increased to 17.0% from 16.5%. The decrease in gross margin dollars was the result of reduced sales and increased warehousing costs offset in part by an increased gross margin percentage. The increased gross margin percentage was attributable to a favorable shift in the product mix sold resulting from the change in the weather relative to last year as well as to improved purchasing efficiencies.

Gross margin increased to $8,453,000 for the six months ended June 30, 2003, as compared to $8,350,000 for the six months ended June 30, 2002. As a percentage of sales, gross margin increased to 17.0% from 16.4%. The increase in gross margin dollars was the result of increased gross margin percentage offset in part by reduced sales and increased warehousing costs. The increased gross margin percentage was attributable to a favorable shift in the product mix sold resulting from the change in the weather relative to last year as well as to improved purchasing efficiencies.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,705,000 and $7,336,000 for the quarter and six months ended June 30, 2003, as compared to $3,702,000 and $7,207,000 for the quarter and six months ended June 30, 2002. SG&A expense for the quarter ended June 30, 2003 was largely unchanged in amount from the previous year. For the six months ended June 30, 2003, the increase in SG&A expense was largely attributable to increased payroll costs reflecting employee merit increases.

Interest expense

The Company had interest expense of $284,000 and $532,000 for the quarter and six months ended June 30, 2003, as compared to interest expense of $316,000 and $614,000 for the quarter and six months ended June 30, 2002. The reduced interest expense is the result of reduced interest rates offset in part by an increase in average short-term borrowings.

Liquidity and Capital Resources

At June 30, 2003 the Company had cash of $7,000. The Company has a $25,000,000 revolving loan with a major national bank under which the Company may borrow up to 55% of eligible inventory and up to 80% of eligible accounts receivable, as defined in the loan documents. At June 30, 2003 the Company had borrowed $20,113,000 and had $1,712,000 of additional borrowing availability under the revolving loan.

During the first quarter of 2003, the Company repurchased an aggregate of 86,000 shares of its common stock on the open market at an approximate cost of $8,000.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements through at least the next twelve months.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the quarter and six months ended June 30, 2003.

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

                           PART II. OTHER INFORMATION

                   FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  Please see Notes 3 and 4 to Consolidated Condensed Financial Statements for information regarding an interest rate swap agreement which the Company entered into in June 2003.

Item 4.           Controls and Procedures

                  a Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

                  b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.

Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  10.1 Loan and Security Agreement dated as of June 20, 2003, by and between Five Star Group, Inc. as Borrower and Fleet Capital Corporation as Lender.

                  10.2 Agreement of Subordination & Assignment dated as of June 20, 2003, by JL Distributors, Inc. as Creditor in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. as Debtor.

                  31. (a) Certification of President pursuant to Rule 13a-14 of the Securities Act of 1934. (b) Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

                  32. (a) Certification of President pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      (b) Certification of Chief Financial Officer pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b.    Reports on Form 8-K

                  None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      FIVE STAR PRODUCTS, INC.




DATE: August 14, 2003                 BY: Charles Dawson
                                          Chief Executive Officer and President




DATE: August 14, 2003                 BY: Roger P. Antaki
                                          Chief Financial Officer