Form 10-Q
period 2003-09-30
FIVE STAR PRODUCTS INC
filed 2003-11-14
CIK 922408

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes    X

No______

Number of shares outstanding of each of issuer's classes of common stock as of October 30, 2003:

Common Stock, par value $0.01 per share

16,937,867 shares

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

TABLE OF CONTENTS

Page No.

Part I.

Financial Information

 Consolidated Condensed Balance Sheets -

September 30, 2003 and December 31, 2002

1

Consolidated Condensed Statements of Operations-

Three Months and Nine Months Ended September 30,

2003 and 2002

3

Consolidated Condensed Statements of Comprehensive

Income- Three Months and Nine Months Ended September 30,

2003 and 2002

4

Consolidated Condensed Statements of Cash Flows -

Nine Months Ended September 30, 2003 and 2002

5

Notes to Consolidated Condensed Financial

Statements

6

Management's Discussion and Analysis of Financial

Condition and Results of Operations

11

Part II.

Other Information

14

Signatures

15

PART I.  FINANCIAL INFORMATION

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

September 30,

December 31,

                 2003

               2002

(unaudited)

*

ASSETS

Current assets

Cash

$          7

$       16

Accounts receivable, net

    13,268

 10,162

Inventory

    20,222

 23,664

Prepaid expenses and other current assets

 (including due from affiliates of $33 and $33)

        427

        372

Total current assets

   33,924

   34,214

Property, plant and equipment, at cost

    2,015

   1,882

Less accumulated depreciation

    (1,228)

    (1,016)

Property, plant and equipment, net

       787

       866

Deferred income taxes

       229

       244

Other assets

        42

        42

Interest rate swap, at market

          36

            -

Total assets

$ 35,018

$ 35,366

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(in thousands)

September 30,

December 31,

                 2003

               2002

(unaudited)

*

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings

$ 17,616

$ 13,808

Accounts payable and accrued expenses

 (including due to affiliates of $100 and $0)

 10,063

  13,777

Total current liabilities

 27,679

   27,585

Long-term debt to GP Strategies

   3,500

    4,500

Stockholders' equity

Common stock

     153

153

Capital in excess of par value

  8,071

8,069

Accumulated deficit

   (4,363)

   (4,906)

Accumulated other comprehensive income (loss)

   21

   -

Treasury stock, at cost

         (43)

         (35)

Total stockholders' equity

     3,839

     3,281

Total liabilities and stockholders’ equity

$ 35,018

$ 35,366

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

Three months ended

Nine months ended

        September 30,

        September 30,

  2003

  2002

  2003

  2002

Sales

$ 25,396

$ 24,372

$ 75,053

$ 75,151

Cost of goods sold

   20,614

  19,925

  61,818

 62,354

Gross margin

     4,782

4,447

  13,235

12,797

Selling, general and administrative

 expenses

  (4,073)

(3,847)

    (11,409)

(11,054)

Management fee to GP Strategies

     (43)

     (27)

    (109)

 (65)

Interest expense

      (249)

     (275)

     (781)

    (889)

Income before income taxes

   417

298

     936

789

Income tax expense

        (175)

       (124)

     (393)

    (331)

Net income

$        242

$      174

$     543

$    458

Net income per share

 Basic

$       .02

$     .01

$      .04

$     .04

 Diluted

$       .02

$     .01

$      .04

$     .04

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

Three months ended

Nine months ended

    September 30,

   September 30,

  2003

  2002

  2003

  2002

Net income

$       242

$      174

$     543

$    458

Other comprehensive income,

 net of tax:

   Change in value of cash flow hedge,

    net of tax effects of $70, $0, $15,

    and $0

        98

        -

         21

        -_

Comprehensive income

$    340

$      174

$     564

$    458

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

 Nine months

     ended September 30,

  2003

  2002

Cash flows from operations:

Net income

$    543

$    458

Adjustments to reconcile net income

  to net cash (used in) provided by operating activities:

 Depreciation and amortization

  212

199

 Issuance of compensatory stock options

  2

-

Changes in other operating items:

 Accounts receivable, net

(3,106)

(973)

 Inventory

   3,442

 3,843

 Prepaid expenses and other current assets

  (55)

(238)

 Accounts payable and accrued expenses

    (3,714)

     (656)

Net cash (used in) provided by operating activities

  (2,676)

    2,633

Cash flows from investing activities:

Additions to property, plant and equipment, at cost

     (133)

      (193)

Cash flows from financing activities:

Net proceeds from (repayments of) short-term borrowings

   3,808

   (2,459)

Repayment of long-term borrowings

   (1,000)

   -

Purchase of treasury stock

         (8)

       (35)

Net cash provided by (used in) financing activities

    2,800

  (2,494)

Net decrease in cash

    (9)

 (54)

Cash at beginning of period

        16

        60

Cash at end of period

$        7

$        6

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

  Interest

$     777

$     903

  Income taxes

$     329

$     171

Non-cash financing activity:

  Conversion of long-term debt to

   GP Strategies to common stock

$         -

$     500

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.

Basis of reporting

The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company’s financial position at September 30, 2003, and the results of its operations and cash flows for the quarter and nine months then ended.  The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company’s Form 10-K.

2.

Inventory

Inventory is valued at the lower of cost, using the first in, first-out (FIFO) method, or market.  Inventory consists solely of finished products.

3.

Short-term borrowings

On June 20, 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the “new Loan Agreement”) with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the “old Loan Agreement”).  The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein.  The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks.  At September 30, 2003, approximately $17,616,000 was outstanding under the new Loan Agreement and approximately $1,967,000 was available to be borrowed.

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

4.

Derivatives and hedging activities

Upon entering into the interest rate swap described in Note 3, the Company adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires the Company to recognize all derivatives in the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on the Company’s variable-rate revolving loan, thereby reducing the Company’s exposure to fluctuations in LIBOR.  The fair value of the interest rate swap at September 30, 2003 was recognized through a credit to accumulated other comprehensive income.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.

Long-term borrowings and subsequent events

The Company’s wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the “Note Payable”) to JL Distributors, Inc., a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”), bearing interest at 8%, payable quarterly, with the principal due September 30, 2004.  The Note Payable is subordinated to the indebtedness under the new Loan Agreement (see Note 3) according to an Agreement of Subordination & Assignment (the “Subordination Agreement”) between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003.  The Subordination Agreement permits the annual repayment of principal under certain circumstances.  In accordance with the provisions of the Subordination Agreement, on June 27, 2003 Five Star Group, Inc. made a partial repayment in the amount of $500,000, reducing the outstanding principal amount of the Note Payable from $4,500,000 to $4,000,000.  In July, 2003, Five Star Group, Inc. again made partial repayments in the aggregate amount of $500,000, further reducing the outstanding principal amount of the Note Payable from $4,000,000 to $3,500,000.  Under the Subordination Agreement, Five Star Group, Inc. is permitted to make further repayment in the amount of $200,000 for the remainder of 2003.

On October 8, 2003, the Company entered into a transaction to reduce the principal amount of the Note Payable by $500,000 to a new principal amount of $3,000,000.  In exchange, GP Strategies received 2,000,000 shares of the Company’s common stock.  In consideration for GP Strategies’ agreeing to convert the debt at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of the Company’s common stock on the day prior to approval of the transaction, the Company agreed to terminate the voting agreement between GP Strategies and itself.  The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that GP Strategies (i) would vote its shares of the Company’s common stock so that not more than 50% of the members of the Company’s board of directors would be officers or directors of GP Strategies and (ii) would vote on matters other than the election of directors in the same proportion as the Company’s other shareholders.  The transaction was approved by a Special Committee of the Company’s board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with GP Strategies.  As a result of this transaction, GP Strategies’ ownership of the Company has increased to approximately 54% from approximately 48% of the Company’s outstanding shares of common stock, and the Company has become a subsidiary of GP Strategies.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.

Earnings per share

Earnings per share (EPS) for the quarter and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

Three months

Nine months

  ended September 30,

  ended September 30,

2003

2002

2003

2002

Basic EPS

Net income

$      242

$     174

$     543

$    458

Weighted average shares

 outstanding

  14,938

 14,233

  14,945

12,811

Basic earnings per share

$     .02

$     .01

$      .04

$     .04

Diluted EPS

Net income

$      242

$    174

$    543

$   458

Weighted average shares

 outstanding

 14,938

14,233

  14,945

12,811

Dilutive effect of stock options

         -

      392

        -

      272

Weighted average shares

 outstanding, diluted

   14,938

 14,625

 14,945

 13,083

Diluted earnings per share

$      .02

$     .01

$      .04

$     .04

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

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages the use of the fair value based method of accounting for stock-based employee compensation.  Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards.  The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December, 2002, as an amendment of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

Three months

Nine months

  ended September 30,

  ended September 30,

2003

2002

2003

2002

Reported net income

$      242

$      174

$     543

$    458

Stock-based employee compensation

 determined under the intrinsic value

 method, net of tax

          -

         -

          -

         -

Stock-based employee compensation

 determined under the fair value based

 method, net of tax

        (3)

        (8)

        (14)

      (24)

Pro-forma net income

$     239

$     166

$      529

$     434

Basic earnings per share:

As reported

$      .02

$      .01

$       .04

$      .04

Pro forma

$      .02

$      .01

$       .04

$      .03

Diluted earnings per share:

As reported

$      .02

$      .01

$       .04

$      .04

Pro forma

$      .02

$      .01

$       .04

$      .03

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The Company had income before income taxes of $417,000 and $936,000 for the quarter and nine months ended September 30, 2003, as compared to income before income taxes of $298,000 and $789,000 for the quarter and nine months ended September 30, 2002.  The increase in income before income taxes was the result of increased gross margin and reduced interest expense, partially offset by increased selling, general & administrative expenses and management fees.

Sales

The Company had sales of $25,396,000 and $75,053,000 for the quarter and nine months ended September 30, 2003, as compared to sales of $24,372,000 and $75,151,000 for the quarter and nine months ended September 30, 2002.  The increased sales for the quarter were largely attributable to increased sales volume among the Company’s existing customer base.  Sales volume was favorably affected by clement weather.  Sales were essentially flat for the nine months.

Gross margin

Gross margin increased to $4,782,000 for the quarter ended September 30, 2003, as compared to $4,447,000 for the quarter ended September 30, 2002.  As a percentage of sales, gross margin increased to 18.8% from 18.2%.  The increase in gross margin dollars was the result of increased sales combined with an increased gross margin percentage, partially offset by increased warehousing costs.  The increased gross margin percentage was largely attributable to improved purchasing efficiencies.

Gross margin increased to $13,235,000 for the nine months ended September 30, 2003, as compared to $12,797,000 for the nine months ended September 30, 2002.  As a percentage of sales, gross margin increased to 17.6% from 17.0%.  The increase in gross margin dollars was the result of increased gross margin percentage, partially offset by increased warehousing costs.  The increased gross margin percentage was largely attributable to improved purchasing efficiencies.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expenses of $4,073,000 and $11,409,000 for the quarter and nine months ended September 30, 2003, as compared to $3,847,000 and $11,054,000 for the quarter and nine months ended September 30, 2002.  The increased SG&A expenses were largely attributable to increased payroll and employee benefits costs, including a reserve for an expected settlement arising from claims incurred several years ago when the Company was partially self-insured with respect to its employee medical plan.

Interest expense

The Company had interest expense of $249,000 and $781,000 for the quarter and nine months ended September 30, 2003, as compared to interest expense of $275,000 and $889,000 for the quarter and nine months ended September 30, 2002.  The reduced interest expense is the result of reduced interest rates offset in part by an increase in average short-term borrowings.

Liquidity and Capital Resources

At September 30, 2003 the Company had cash of $7,000.  The Company has a $25,000,000 revolving loan agreement with a major national bank under which the Company may borrow up to 55% of eligible inventory and up to 80% of eligible accounts receivable, as defined in the loan documents.  At September 30, 2003 the Company had borrowed $17,616,000 and had $1,967,000 of additional borrowing availability under the revolving loan agreement.

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

Application of Critical Accounting Policies

The Company’s consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements included in the Company’s 2002 Annual Report on Form 10-K.  The Company has not adopted any significant new accounting policies during the quarter and nine months ended September 30, 2003.

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

PART II.  OTHER INFORMATION

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Please see Notes 3 and 4 to Consolidated Condensed Financial Statements for information regarding an interest rate swap agreement which the Company entered into in June, 2003.

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

Item 6.

Exhibits and Reports on Form 8-K

a.

Exhibits

31.

(a) Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

    (b) Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

32.

(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.

Reports on Form 8-K

Form 8-K filed on October 13, 2003 reporting an event under Item 1 with respect to GP Strategies Corporation.

FIVE STAR PRODUCTS, INC. AND SUBISIDIARIES

September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

DATE: November 14, 2003

BY:

Charles Dawson

Chief Executive Officer

DATE: November 14, 2003

BY:

Roger P. Antaki

Chief Financial Officer

#