Form 10-K
period 2003-12-31
FIVE STAR PRODUCTS INC
filed 2004-04-02
CIK 922408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

                        Commission File Number 033-78252
                            FIVE STAR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                        13-3729186
--------                                                         ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

777 Westchester Avenue, White Plains, New York, NY                 10604
--------------------------------------------------                 -----
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:              (914) 249-9700

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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. / /

Indicate by check mark whether the registrant is an accelerated filer.
                Yes _   No x

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2003 was approximately $624,596 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, on June 30, 2003.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 15, 2004


Common Stock, par value $.01 per share                       16,937,367 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                TABLE OF CONTENTS
PART I                                                                     Page

      Item 1. Business  1

      Item 2. Properties.....................................................8

      Item 3. Legal Proceedings..............................................8

      Item 4. Submission of Matters to a Vote of Security Holders............8

PART II

      Item 5. Market for the Registrant's Common
      Equity and Related Stockholder Matters.................................9

      Item 6. Selected Financial Data.......................................10

      Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........................11

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk...13

      Item 8. Financial Statements and Supplementary Data...................14

      Item 9.  Changes in and Disagreements with
      Accountants on Accounting and Financial Disclosure....................35

      Item 9A. Controls and Procedures......................................35

PART III

      Item 10. Directors and Executive Officers of the Registrant...........36


      Item 11. Executive Compensation.......................................36


      Item 12. Security Ownership of Certain Beneficial
      Owners and Management. and Related Stockholder Matters................36

      Item 13. Certain Relationships and Related Transactions...............36

      Item 14. Principal Accounting Fees and Services.......................36


PART IV

      Item 15. Exhibits, Financial Statement Schedules, and

      Reports on Form 8-K...................................................36

                                     PART I

Item 1.  Business

(a)      General Development of Business

         On September 30, 1998, a newly formed wholly owned subsidiary of Five Star Products, Inc. (the "Company"), Five Star Group, Inc. ("Five Star") purchased from JL Distributors, Inc. ("JL"), a wholly owned subsidiary of GP Strategies Corporation ("GP Strategies"), substantially all of the operating assets of JL. The assets were purchased for $16,476,000 in cash and a $5,000,000 unsecured promissory note ("Note") which bears interest at the rate of 8%, payable quarterly. In 2001, the maturity of the Note was extended until September 30, 2004 and on March 31, 2004, the maturity date of the Note was further extended until June 30, 2005.

         On August 2, 2002 the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of the Note was reduced by $500,000 to $4,500,000. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's common stock at $0.22 per share, which was a premium to the open market value at that time. As a result of this transaction, GP Strategies' ownership of the Company increased to approximately 48% from approximately 37% of the Company's outstanding shares of common stock.

         On June 27, 2003, July 2, 2003 and July 7, 2003 Five Star Group, Inc. made principal payments in the amounts of $500,000, $300,000, and $200,000 reducing the outstanding principal amount of the Note Payable from $4,500,000 to $3,500,000.

         On October 8, 2003, the Company entered into a transaction to reduce the principal amount of the Note Payable by $500,000 to a new principal amount of $3,000,000. In exchange, GP Strategies received 2,000,000 shares of the Company's common stock. In consideration for GP Strategies' agreeing to convert the debt at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of the Company's common stock on the day prior to approval of the transaction, the Company agreed to terminate the voting agreement between GP Strategies and itself.

         The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that GP Strategies (i) would vote its shares of the Company's common stock so that not more than 50% of the members of the Company's board of directors would be officers or directors of GP Strategies and (ii) would vote on matters other than the election of directors in the same proportion as the Company's other shareholders. The transaction was approved by a Special Committee of the Company's board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with GP Strategies. As a result of this transaction, as of December 31, 2003, GP Strategies' ownership of the Company has increased to approximately 54% from approximately 48% of the Company's outstanding shares of common stock, causing the Company to become a subsidiary of GP Strategies.

         In December 2003, in accordance with the terms of the new Loan Agreement, described in Note 3 to the Consolidated Financial Statements, Five Star Group made another principal payment in the amount of $200,000 reducing the outstanding principal amount of the Note Payable from $3,000,000 to $2,800,000 as of December 31, 2003.

         On February 6, 2004 the Company announced that it will repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 the Company announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004.

         If the Company acquires at least 3,750,000 shares pursuant to the tender offer, GP Strategies' percentage ownership of the Company common stock would increase to approximately 77 %. The Company entered into an agreement with GP Strategies pursuant to which, provided that if at least 3,750,000 shares of common stock are acquired pursuant to this offer, GP Strategies will exchange for common stock, as soon as legally permissible following termination of the offer, a sufficient principal amount of the Company's 8% Senior Unsecured Note due September 30, 2004 at the same price the Company is paying to its stockholders in this offer to allow GP Strategies to increase its ownership in the Company to at least 80%. If GP Strategies increases its ownership to at least 80% of the Company's common stock, the Company would become, for federal tax purposes, part of the affiliated group of which GP Strategies is the common parent As a member of such affiliated group, the Company would be included in GP Strategies' consolidated federal income tax returns, the Company's income or loss would be included as part of the income or loss of the affiliated group and any of the Company's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. As part of this agreement, the Company has agreed to enter into a tax sharing agreement with GP Strategies pursuant to which the Company will make tax sharing payments to GP Strategies once the Company becomes a member of the consolidated group equal to 80% of the amount of taxes the Company would pay if the Company were to file separate consolidated tax returns but did not pay as a result of being included in GP Strategies affiliated group.

         In July 2002, GP strategies announced that it was actively considering a spin-off of certain of its assets, including a majority interest in the Company and the Note Payable ("Spin-off"), into a separate corporation named National Patent Development Corporation ("NPDC"). If GP Strategies completes the Spin-off, the tax sharing agreement would be assigned by GP Strategies to NPDC.

         Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. For the year ended December 31, 2003 Five Star had sales of approximately $95,000,000.

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

         Beginning in 2000, Five Star has expanded its sales territory with an established, dedicated sales force servicing the Mid-Atlantic States, as far south as North Carolina. This addition to the sales force generates revenues of approximately $9 million annually. Five Star services this territory from its 236,000 square foot East Hanover, New Jersey facility, from which it currently services the Northeast. Five Star's ability to service this territory from its existing New Jersey facility has enabled Five Star to leverage its fixed costs over a broader revenue base.

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

         Management takes a proactive approach in coordinating all phases of the Company's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through Five Star's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 23,000 stock keeping units (SKUs). The products are loaded onto Five Star's trucks in the evening in the reverse of the order that they will be unloaded, and are delivered directly to the customers' locations the following morning.

Customers

      Five Star's largest customer accounted for approximately 3.6% of its sales in 2003 and its 10 largest customers accounted for approximately 12.4% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

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

      The sales representatives, by virtue of frequent contact with Five Star's customers, are the most integral part of Five Star's marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years' experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired by Five Star.

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

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers were $208 billion in 2003, and are projected to grow at a 4.3% compound rate through 2006.

         Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

Competition

         Competition within the industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name. Through internal growth and acquisitions, Five Star has already captured a leading share in its principal market, the Northeast. This growth-oriented acquisition strategy of acquiring complementary distributors has allowed Five Star to compete against a substantial number of its competitors. While other paint sundry items distributors sell to the same retail networks as Five Star, they are at a distinct disadvantage due to Five Star's experience, sophistication and size.

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

Employees

         The Company employs approximately 260 people. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 94 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.

         Not Applicable.

Risk Factors

Competition Could Adversely Affect our Performance

         Competition within the do-it-yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer products and services similar to those offered by Five Star. Moreover, in some instances, manufacturers will bypass distributors and choose to sell and ship their products directly to retail outlets. In addition, Five Star's customers face stiff competition from Home Depot, and Lowe's, which purchases directly from manufacturers, and national franchises such as Ace and TruServ. Five Star competes principally through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

         Our subsidiaries' inability to compete successfully would materially adversely affect our business and financial condition.

Changing economic conditions in the United States could harm our business.

         Our revenues and profitability are related to general levels of economic activity and employment in the United States. As a result, any significant economic downturn or recession could harm our business or financial condition.

Control by GP Strategies Corporation

         The Company is controlled by the Company's principal stockholder, GP Strategies, whose interest may not be aligned with those of the Company's other stockholders. As of March 15, 2004 GP Strategies owned approximately 54% of the Company's outstanding common stock.

Accordingly, GP Strategies will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of signification corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of the Company's common stock. See Notes 8 and 17 to Notes to Consolidated Financial Statements for a description of transactions between the Company and GP Strategies.


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

Item 3. Legal Proceedings


         The Company is from time to time subject to litigation or other legal proceedings arising in the ordinary course of business. The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition and operating results of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The following table presents the high and low prices for the Common Stock for 2003 and 2002. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

                      Quarter             High                           Low

2003                  First               $0.18                          $0.09
                      Second              $0.19                          $0.10
                      Third               $0.21                          $0.09
                      Fourth              $0.20                          $0.07

2002                  First               $0.15                          $0.12
                      Second              $0.22                          $0.12
                      Third               $0.18                          $0.13
                      Fourth              $0.13                          $0.05

The number of shareholders of record of the Common Stock as of March 15, 2004 was 3,559. On March 15, 2004, the average of the closing bid and asked prices on the OTC Bulletin Board was $0.19 The Company has not declared any cash dividends during or since its two most recent fiscal years. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.


Equity Compensation Plan Information as of December 31, 2003.

------------------------------- ---------------------------- ------------------------- ---------------------------------
Plan category                   Number of securities         Weighted-average          Number of securities
Non-Qualified                   to be issued upon            exercise price of         remaining available for
  Stock Option Plan             exercise of                  outstanding options,      future issuance under
                                outstanding options,         warrants and rights       equity compensation
                                warrants and rights                                    plans (excluding securities
                                                             (b) reflected in
column(a)
                                (a) (c)
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation             (outstanding options)        (weighted average         number of options left
plans not approved                                           price)
by security holders                      1,530,000                    $0.19                       1,070,000
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                    1,530,000                    $0.19                       1,070,000

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


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data


                                                         Years Ended December 31,
                                         -----------------------------------------------------------
                                         --------- ----------- ------------- ----------- -----------

                                            2003         2002         2001         2000         1999
                                            ----         ----         ----         ----         ----

Statement of Operations Data:

Revenue                                   $95,085     $94,074      $94,908      $93,878      $83,134
Cost of goods sold                         77,366      77,461       78,854       77,372       68,646
Selling, general and administrative
 expenses                                  15,598      14,665       13,576       13,154       11,627
Net income (loss)                             598         391          417          775          647

Income (loss) per share:
Basic and diluted
 before extraordinary item                   .04        .03            .03        .06          .05
Basic and diluted                            .04        .03            .03        .06          .05


                                                        Years Ended December 31,
                                         -----------------------------------------------------------
                                         -------- ------------ ----------- ----------- -------------

                                            2003        2002         2001        2000         1999
                                            ----        ----         ----        ----         ----

Balance Sheet Data:

Current assets                           $37,720     $34,214      $35,045     $34,983      $32,810
Current liabilities                       31,760      27,585       28,762      29,183       27,598
Non-current liabilities                    2,800       4,500        5,000       5,000        5,000
Working capital                            5,960       6,629        6,283       5,800        5,212
Total assets                              39,005      35,366       36,184      36,188       33,828
Total stockholders' equity                 4,445       3,281        2,422       2,005        1,230



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

Liquidity and Capital Resources

At December 31, 2003, the Company had cash of $6,000 and working capital of $5,960,000. On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.22% at December 31, 2003) for borrowings not to exceed $15,000,000 and the prime rate (4.0% at December 31, 2003) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2003, approximately $16,685,000 was outstanding under the new Loan Agreement and approximately $480,000 was available to be borrowed.

In connection with the new Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The Company's operations used $1,385,000 in cash in 2003. Net cash used in operating activities in 2003 was primarily the result of an increase in the accounts receivable balance and increased inventory purchases during the fourth quarter of 2003, payment for a portion of which was not due until the following quarter. The Company purchased $294,000 of machinery and equipment in 2003. Net cash provided by financing activities of $1,669,000 in 2003 principally consisted of net proceeds from short-term borrowings offset in part by repayments of long term note payable to GP Strategies.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

Results of operations

The Company had income before income taxes of $1,031,000 in 2003 as compared to $719,000 in 2002 and $714,000 in 2001. The increase in income before income taxes was principally the result of an increase in gross margin and a decrease in interest expense, offset by an increase in selling, general and administrative expenses as discussed below.

Sales

The Company had sales of $95,085,000 in 2003 as compared to sales of $94,074,000 in 2002 and $94,908,000 in 2001. Sales were essentially flat from 2001 to 2003. There was no significant change in the Company's customer base in 2003.

Gross margin

The Company had gross margin of $17,719,000 in 2003, $16,613,000 in 2002, and $16,054,000 in 2001. The gross margin percentage in 2003 was 18.6%, slightly higher than the 17.6% and the 16.9% gross margin percentages in 2002 and 2001, respectively. The increase in gross margin percentages from 2001 to 2003 were primarily a result of improved purchasing efficiencies partially offset by increased warehousing costs. The Company includes warehousing costs in Cost of Goods Sold.

Selling, general and administrative expenses

The Company had selling, general and administrative (SG&A) expense of $15,598,000 in 2003, $14,665,000 in 2002, and $13,576,000 in 2001. The increase in SG&A expense in 2003 was principally attributable to increases in executive and office personnel salary merit increases and bonuses; an increase in sales personnel to include the mid-Atlantic states as far south as North Carolina and to additional expenses incurred in support of the Company's business development, sales territory expansion and higher computer expenses incurred to upgrade the Company's systems during the year. The increase in SG&A expense in 2002 was principally attributable to write-offs of uncollectible receivables and rising insurance costs.

Interest expense

The Company had interest expense of $990,000 in 2003, $1,131,000 in 2002, and $1,692,000 in 2001. The decreased interest expense in 2003 is the result of a significant reduction of the principal amount of the Company's long-term note payable to GP Strategies (see Note 1 to the Company's financial statements included herein), and lower interest rates on short-term borrowings offset by an increase in borrowing under the Company's revolving loan. The decreased interest expense in 2002 is the result of lower interest rates, reduced borrowing under the Company's revolving loan, and the reduction of the principal amount of the Company's long-term note payable to GP Strategies.

Application of Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included herein.

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


Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on the Company's variable-rate revolving loan, thereby reducing the Company's exposure to fluctuations in LIBOR. Changes in the fair value of the interest rate swap are recognized in accumulated other comprehensive income, net of income taxes.

Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

Item 8.           Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report                                                15

Financial Statements:

         Consolidated Balance Sheets - December 31, 2003 and
         2002                                                               16

         Consolidated Statements of Operations and Comprehensive Income -
         Years ended December 31, 2003, 2002 and 2001                       18

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2003, 2002 and 2001                       19

         Consolidated Statements of Cash Flows -
         Years ended December 31, 2003, 2002 and 2001                       20

         Notes to Consolidated Financial Statements                         21

         INDEPENDENT AUDITORS' REPORT




         Board of Directors and Stockholders
         Five Star Products, Inc.


         We have audited the accompanying consolidated balance sheets of Five Star Products, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




         Eisner LLP


         New York, New York
         March 17, 2004, except for the first paragraph of Note 7, as to which the date is March 31, 2004.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                 December 31,      December 31,
                                                      2003             2002
                                                      ----             ----
      ASSETS

Current assets

Cash                                             $       6          $      16
Accounts receivable, less allowance
 for doubtful accounts of $702 and $640             10,979             10,162
Inventory                                           26,427             23,664
Prepaid expenses and other current assets              308                372
                                                 ---------           --------

Total current assets                                37,720             34,214

Machinery and equipment, net                           873                866
Deferred income taxes                                  248                244
Other assets                                            42                 42
Interest rate swap, fair value                         122             ______
                                                 ---------
                                                   $39,005            $35,366
                                                   =======            =======







        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                 (in thousands, except share and per share data)


                                                   December 31,    December 31,
                                                       2003           2002
                                                       ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                $16,685          $13,808
Accounts payable and accrued expenses
  (including due to affiliates of $257 and $354)      15,075           13,777
                                                    --------          -------
Total current liabilities                             31,760           27,585
                                                    --------          -------

Long-term debt to GP Strategies                        2,800            4,500
                                                   ---------         --------

Commitments

Stockholders' equity

Common stock, authorized 30,000,000 shares, par value $.01 per share; 17,292,882 shares issued and 16,937,651 outstanding in 2003 and 15,292,882 shares issued and 15,023,651 outstanding
  in 2002                                               173               153
Capital in excess of par value                        8,552             8,069
Accumulated deficit                                  (4,308)           (4,906)
Accumulated other comprehensive income                   71
Treasury stock, at cost                                 (43)              (35)
                                                    --------           -------
Total stockholders' equity                            4,445              3,281
                                                    -------            -------
                                                    $39,005            $35,366
                                                    =======            =======



        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)


                                                    Year Ended December 31,

                                                   2003              2002            2001
                                                   ----              ----            ----

Sales                                            $95,085        $  94,074       $  94,908
Cost of goods sold                                77,366           77,461          78,854
                                                 -------        ---------       ---------
Gross margin                                      17,719           16,613          16,054

Selling, general and
 administrative expenses                         (15,598)         (14,665)        (13,576)

Management fee to GP Strategies                     (100)             (98)            (72)

Interest expense (including amounts
  to affiliates of $312, $384 and $400)             (990)          (1,131)         (1,692)
                                                 --------        --------           -----

Income before income taxes                         1,031              719             714

Income tax expense                                  (433)            (328)           (297)
                                                 --------        --------        --------

Net income                                           598              391             417

Other comprehensive income net of tax:
Change in value of cash flow hedge, net
  of tax of $51                                       71               -                -
                                                --------       ---------         --------

Comprehensive income                             $   669          $  391          $   417
                                                 =======          ======          =======

Net income per share
 Basic and diluted                               $   .04         $    .03        $    .03
                                                 =======         ========        ========


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001
                     (in thousands, except number of shares)

                                      Common Stock                                  Treasury Stock
                                                                                                       Accumulated
                                                           Capital in                                      Other           Total
                                 Number of      Par        Excess of   Accumulated  Number of          Comprehensive  Stockholders'
                                  Shares       Value       Par Value    Deficit    of Shares     Cost    Income           Equity
---------------------------------------------- ---------- ----------------------------------- ------ -------------      --------
---------------------------------------------- ---------- ----------------------------------- ------ -------------      --------
Balance at December 31, 2000     13,020,155     $130        $7,589      (5,714)        0          $-                    $2,005
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
Net Income                                                                 417                                             417
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
Balance at December 31, 2001     13,020,155      130         7,589      (5,297)        0          -                      $2,422
---------------------------------------------- --------- -----------------------------------  ------ -------------      ---------
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
Net Income                                                                 391                                              391
Purchase of treasury stock                                                         269,231      (35)                        (35)
Issuance of common stock in
 payment of indebtedness to
 GP Strategies                    2,272,727       23           477                                                          500
Issuance of compensatory stock
 options                           3                                                                                          3
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
---------------------------------------------- ---------- ----------------------------------- ------ -------------      ---------
Balance at December 31, 2002     15,292,882     $153        $8,069     $(4,906)    269,231     $(35)                      $3,281
Net Income                                                                 598                                               598
Purchase of treasury stock                                                          86,000       (8)                          (8)
Issuance of compensatory stock
 options                           3                                                                                           3
Issuance of common stock in
 payment of indebtedness to
 GP Strategies                   2,000,000       20           480                                                            500
Increase in market value of
 interest rate swap, net of tax                                                                               71              71
---------------------------------------------- ---------- ----------------------------------- ----------------------     -------
Balance at December 31, 2003     17,292,882      $173        $8,552    $(4,308)    355,231      $(43)         $71         $4,445
---------------------------------------------- ---------- ----------------------------------- ---------------------     ---------
---------------------------------------------------- ---------- ------------- ----------- --------------- ----------    ----------


        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended December 31,
                                                                   -------------------------------------------
                                                                   --------------- -------------- ------------
                                                                        2003           2002          2001
                                                                        ----           ----          ----
Cash flows from operating activities:
Net income                                                           $   598         $    391     $    417
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                                           287              267          263
 Deferred income taxes                                                   (55)             (51)         (30)
 Issuance of compensatory stock options                                    3                3            -

Changes in other operating items:
 Accounts receivable                                                    (817)           1,053         (100)
 Inventory                                                            (2,763)            (339)         285
 Prepaid expenses and other current assets                                64               73         (107)
 Accounts payable and accrued expenses                                 1,298            1,429         (661)
                                                                     -------            -----       ------

Net cash (used in) provided by operating activities                   (1,385)           2,826           67
                                                                     --------           -----      -------

Cash flows from investing activities:
Additions to machinery and equipment                                    (294)            (229)        (169)
                                                                     --------         -------       ------

Cash flows from financing activities:
Net proceeds from (repayments of)
 short-term borrowings                                                 2,877           (2,606)         111
Repayments of long term note payable
 to GP Strategies                                                     (1,200)              -             -
Purchase of treasury stock                                                (8)             (35)           -
                                                                   ----------        --------     --------

Net cash provided by (used in)
 financing activities                                                  1,669           (2,641)         111
                                                                      ------          -------      -------

Net (decrease) increase in cash                                          (10)             (44)           9
Cash at beginning of period                                               16               60            51
                                                                    --------        ---------     ---------
Cash at end of period                                               $      6         $     16     $     60
                                                                    ========         ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                             $  990          $ 1,148      $ 1,863
                                                                      ======          =======      =======
 Income tax                                                           $  530         $    171     $    562
                                                                      ======         ========     ========
Non-cash financing activity:
Exchange of long-term debt to
 GP Strategies for common stock                                       $  500        $     500     $       -
                                                                      ======        =========     =========

        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Business and relationship with GP Strategies Corporation

Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc. which is a wholesale distributor of home decorating hardware and finishing products in the northeastern United States.

The Company's business was purchased on September 30, 1998 from GP Strategies Corporation ("GP Strategies") for approximately $16,476,000 in cash and a $5,000,000 unsecured promissory note (the "Note"). Under a separate Subordination Agreement with GP Strategies in favor of the banks providing the Company's $25,000,000 revolving loan (see Note 3), Five Star may make annual payments of principal to GP Strategies on the Note, which is subordinate to the revolving loan, if the Company achieves certain financial performance benchmarks. On August 2, 2002 the Company entered into a transaction to reduce its long-term debt to GP Strategies. The principal amount of the Note was reduced by $500,000 to $4,500,000. In connection with this debt reduction, GP Strategies received 2,272,727 shares of the Company's common stock. The transaction valued the Company's common stock at $0.22 per share, which was a premium to the open market value at that time. At December 31, 2002, GP Strategies owned approximately 48% of the Company's common stock.

On October 8, 2003, $500,000 principal amount of the Note was exchanged for additional common stock of the Company which increased GP Strategies' ownership of the Company to approximately 54%, resulting in the Company becoming a subsidiary of GP Strategies.

Please see notes 7, 8 and 17 for additional information regarding the Company's indebtedness to and relationship with GP Strategies.

2.       Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory. Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products, and includes allocated warehousing costs.

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

Stock-based compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board.

Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, employee compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had the Company determined compensation cost based on the fair value method at the grant date for its stock options under SFAS No. 123, the Company's net income and per share amounts would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

2.       Summary of significant accounting policies (Continued)

                                                2003       2002           2001
                                                ----       ----           ----
Reported net income                             $598       $391           $417

Stock-based employee
 compensation
 determined under the fair-value                 (18)       (33)            (5)
                                                -----    -------        -------
based method, net of tax
Pro forma net income                            $580       $358           $412
                                                ====       ====           ====

Basic and diluted income
per share            As reported                $.04      $ .03            $.03
                     Pro forma                  $.04      $ .03            $.03

The weighted-average fair value of options granted in 2002 and 2001 was approximately $.08 and $.11, respectively, using the Black-Scholes option-pricing model with the following assumptions

                                                            2002          2001
                                                            ----          ----
Volatility                                                   73%          106%
Risk-free interest rate                              2.52%-4.14%         4.24%

Expected life in years                                        3             5
Dividend yield                                                0             0


There were no options granted during the year ended December 31, 2003.

Revenue recognition. Revenue is recognized upon shipment of product to customers. Allowances for estimated returns and allowances are recognized when sales are recorded.

Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Options outstanding at December 31, 2003, 2002 and 2001 to purchase approximately 1,530,000, 1,700,000, and 1,025,000 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

2.       Summary of significant accounting policies (Continued)

Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $57,000, $57,000, and $43,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Derivative accounting. SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. In 2003, the Company entered into an interest rate swap which has been designated as a cash flow hedge (see Note 3).

3.       Short-term borrowings

On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.22% at December 31, 2003) for borrowings not to exceed $15,000,000 and the prime rate (4.0% at December 31, 2003) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2003, approximately $16,685,000 was outstanding under the new Loan Agreement and approximately $480,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

4.       Derivatives and hedging activities

The Company is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on the Company's variable-rate revolving loan, thereby reducing the Company's exposure to fluctuations in LIBOR. Changes in the fair value of the interest rate swap are recognized in accumulated other comprehensive income, net of income taxes.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $125,000, $110,000 and $137,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

6.       Machinery and equipment

Machinery and equipment consist of the following (in thousands):

                                         December 31,             Estimated
                                         ------------
                                      2003            2002        useful lives
                                      ----            ----        ------------

Machinery and equipment               $308            $308        5-7 years
Furniture and fixtures               1,029             735           5 years
Leasehold improvements                 839             839        3-9 years
                                    ------           -----
                                     2,176           1,882

Less accumulated
 depreciation and amortization      (1,303)         (1,016)
                                    -------         -------
                                    $  873          $  866
                                    ======          ======


Depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001 was $287,000, $267,000, and $263,000, respectively.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

7.       Long-term debt, related party

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note Payable") to JL Distributors, Inc., a wholly-owned subsidiary of GP Strategies Corporation ("GP Strategies"), bearing interest at 8%, payable quarterly. In 2001, the maturity date of the Note Payable was extended until September 30, 2004 and on March 31, 2004, the maturity date of the Note Payable was further extended until June 30, 2005. The Note Payable is subordinated to the indebtedness under the new Loan Agreement (see Note 3) according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. In accordance with the provisions of the Subordination Agreement, on June 27, 2003, July 2, 2003 and July 7, 2003 Five Star Group, Inc. made principal payments in the amounts of $500,000, $300,000, and $200,000 reducing the outstanding principal amount of the Note Payable from $4,500,000 to $3,500,000.

On October 8, 2003, the Company entered into a transaction to reduce the principal amount of the Note Payable by $500,000 to a new principal amount of $3,000,000. In exchange, GP Strategies received 2,000,000 shares of the Company's common stock. In consideration for GP Strategies' agreeing to exchange the debt for common stock at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of the Company's common stock on the day prior to approval of the transaction, the Company agreed to terminate the voting agreement between GP Strategies and itself.

The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that GP Strategies (i) would vote its shares of the Company's common stock so that not more than 50% of the members of the Company's board of directors would be officers or directors of GP Strategies and (ii) would vote on matters other than the election of directors in the same proportion as the Company's other shareholders. The transaction was approved by a Special Committee of the Company's board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with GP Strategies. As a result of this transaction, as of December 31, 2003, GP Strategies' ownership of the Company increased to approximately 54% from approximately 48% of the Company's outstanding shares of common stock, and the Company has become a subsidiary of GP Strategies.

In December 2003, in accordance with the terms of the new Loan Agreement, Five Star Group, Inc. made another principal payment in the amount $200,000 reducing the outstanding principal amount of the Note Payable from $3,000,000 to $2,800,000 as of December 31, 2003.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Related party transactions

(a)  Management agreement

As of January 1, 1994, the Company and GP Strategies entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GP Strategies. The services to be provided by GP Strategies include legal, tax, business development, insurance and employee benefit administration services. The Company will pay GP Strategies a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement was renewed for 2003 and 2004. Fees incurred to GP Strategies under this agreement totaled $100,000, $98,000, and $72,000, for each of the years ended December 31, 2003, 2002 and 2001. At December 31, 2003 and 2002, the amount due to GP Strategies for expenses which is included in accounts payable and accrued expenses was $257,000 and $354,000, respectively.

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

On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Cynthia Krugman, the former Controller of the Company. Pursuant to the Agreement, Ms. Krugman received $105,000 per year for consulting services to be rendered to the Company and a severance fee of $5,000 per year, for an eighteen-month period ended June 30, 2003. The Agreement also provided for the repurchase by the Company of 76,923 shares of the Company's Common Stock held by Ms. Krugman for an aggregate purchase price of $10,000. During this period, Ms. Krugman has received certain benefits, including medical benefits. Ms. Krugman is the daughter of Richard Grad.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

8.       Related party transactions (Continued)

Severance fees payable to Mr. Grad and Ms. Krugman under the aforementioned agreements are included in accrued expenses at December 31, 2003 and 2002.

9.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

---------------------------------------------- -------------- ------------------
Years ended December 31,             2003           2002           2001
---------------------------------------------- -------------- ------------------
---------------------------------------------- -------------- ------------------
Current
Federal                              $372         $  286         $  251
State and local                       116             93             76
                                    -----        -------        -------
Total current expense                 488            379            327
                                    -----         ------         ------
Deferred
Federal                               (43)           (38)           (23)
State and local                       (12)           (13)            (7)
                                   ------        -------       --------
Total deferred (benefit)              (55)           (51)           (30)
                                   ------        -------        -------
Total income tax expense             $433         $  328         $  297
                                     ----         -------        ------

As of December 31, 2003 and 2002, the Company had approximately $248,000 and $244,000, respectively, of deferred tax assets net of valuation allowances. The tax effects that gave rise to these deferred tax assets and the valuation allowance consist of the following (in thousands):

                                                     December 31,
                                                 --------------------------
                                                 ----------- --------------
Deferred tax assets                                2003          2002
                                                   ----          ----

    Allowance for doubtful accounts                $ 64          $ 35
    Machinery and equipment                         191           158
    Deferred compensation                            39            39
    Accrued compensation                              6            10
    Inventory                                        38            41
                                                  -----         -----
                                                    338           283
    Valuation allowance                             (39)          (39)
                                                  -----         -----
    Deferred tax assets                             299           244

Deferred tax liability
    Interest rate swap                              (51)            -
                                                   ----        ------

Net deferred tax assets after valuation allowance  $248          $244
                                                   ====          ====

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

9.       Income taxes (Continued)

A reconciliation between the Company's tax provision and the U.S. statutory rate follows (in thousands):

---------------------------------------------------- ------------- ------------
Years ended December 31,                  2003           2002           2001
---------------------------------------------------- ------------- ------------
---------------------------------------------------- ------------- ------------
Tax at U.S. statutory rate                $350         $  245         $  243
State and local taxes net of
 Federal benefit                            69             51             49
Items not deductible                        23             19             27
Valuation allowance adjustment               -              1              -
Other                                       (9)            12            (22)
                                        ------         ------         ------
Income taxes                              $433          $ 328         $  297
                                          ====          =====         ======

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation at December 31, 2003 decreased by $1,000 and $122,000 for the years ended December 31, 2002 and 2001, respectively.

10.      Major customers

For the years ended December 31, 2003, 2002 and 2001 no customer accounted for more than 10% of the Company's revenue.

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

The term of any option granted under the Stock Option Plan will not exceed ten years from the date of the grant of the option and, in the case of incentive stock options granted to a 10% or

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

11.      Stock options (Continued)

greater holder in the total voting stock of the Company, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

Options granted during 2002 and 2001 vest 20% on date of grant with the balance vesting in equal annual installments over four years. There were no options granted in 2003, and all options granted prior to 1999 were fully vested as of December 31, 2003.

   Activity relating to stock options granted by the Company:

                                            Number of      Weighted-Average
                                             Shares         Exercise Price
    Balance at December 31, 2000             2,125,000         .19
         Granted                               450,000         .14
         Cancelled                             (75,000)        .33
                                           ------------
    Balance at December 31, 2001             2,500,000         .18
          Granted                              675,000         .15
          Cancelled                           (245,000)        .27
                                            -----------
    Balance at December 31, 2002             2,930,000         .16
                                             =========

          Granted                                    0         .13
          Cancelled                         (1,400,000)        .13
                                            -----------
    Balance at December 31, 2003             1,530,000         .19
                                             =========
    Exercisable at December 31, 2003           975,000         .22
                                                  ==========


The following table summarizes information about the Plan's options at December 31, 2003:

                 Number         Exercise         Weighted-Average           Number         Exercise
             Outstanding         Price           Years Remaining        Exercisable         Price
          ------------------ --------------- ------------------------- --------------- -----------------
          ------------------ --------------- ------------------------- --------------- -----------------
                925,000           .14                2.95                  460,000           .14
                 50,000           .15                3.24                   50,000           .15
                150,000           .16                3.64                   60,000           .16
                405,000           .33                 .29                  405,000           .33
          ------------------ --------------- ------------------------- --------------- -----------------
          ------------------ --------------- ------------------------- --------------- -----------------
              1,530,000          $.19                1.90                  975,000          $.22
          ------------------ --------------- ------------------------- --------------- -----------------

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

12.      Earnings per share

         Earnings per share (EPS) for the years ended December 31, 2003, 2002 and 2001 are computed as follows (in thousands, except per share amounts):




                                                                 Year ended December 31,
                                                       ---------------------------------------------
                                                       --------------- -------------- --------------
                                                            2003              2002          2001
                                                            ----              ----          ----
        Basic EPS
        Net income                                        $  598          $    391      $    417
        Weighted average shares
         Outstanding                                      15,442            13,742        13,020
                                                          ------            ------        ------
        Basic earnings per share                       $   .04           $     .03     $     .03
                                                       -------           ---------     ---------

        Diluted EPS
        Net income                                        $  598          $    391       $   417
                                                          ------          --------       -------

        Weighted average shares
         Outstanding                                      15,442            13,742        13,020
        Dilutive effect of stock options (a)               _____                74           153
                                                           -----         ---------      --------
        Weighted average shares
         outstanding, diluted                             15,442            13,816        13,173
                                                          ------           -------        ------

        Diluted earnings
         per share                                     $   .04           $     .03      $    .03
                                                       -------           ---------      --------

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

13.      Commitments and contingencies (Continued)

         Minimum rental obligations under long-term operating leases are indicated in the table below (in thousands). Figures for real property include estimated amounts of supplemental lease obligations, such as pro-rated assessments for property taxes or common-area expenses.

                              Real             Machinery and
                            property            equipment               Total
-----------------------------------------------------------------------------
         2004                 $1,627               $883                $2,510
         2005                  1,608                491                 2,099
         2006                  1,605                284                 1,889
         2007                    314                253                   567
         2008                      -                 64                    64
         --------------------------------------------------------------------
         Total                $5,154             $1,975                $7,129
         --------------------------------------------------------------------

         During 2003, 2002, and 2001, the Company incurred $2,914,000, $2,882,000, and $2,721,000, respectively, of rental expenses. GP Strategies has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.

14.      Valuation and Qualifying Accounts

         The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                 2003        2002        2001
                                                 ----        ----        ----
        Balance at beginning of year             $640        $631        $681
        Charged (credited) to expense             107         438         (47)
        Uncollectible accounts written off,
          net of recoveries                       (45)       (429)         (3)
                                                -----        ----      ------
        Balance at end of year                   $702        $640        $631
                                                 ====        ====        ====

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

15.      Accounts payable and accrued expenses

         Accounts payable and accrued expenses are comprised of the following at December 31, 2003 and 2002 (in thousands):

                                                         December 31,
                                                          2003         2002
                                                          ----         ----
        Accounts payable                               $13,586      $11,767
        Accrued expenses                                 1,029          809
        Due to GP Strategies                               257          354
        Other                                              203          847
                                                       -------   ----------
                                                       $15,075      $13,777

16.      Quarterly results of operations (unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):



                                                        March 31           June 30     September 30       December 31
                                                        --------           -------     ------------       -----------
2003:
             Sales                                       $25,215           $24,442              $25,396           $20,032
             Cost of goods sold                           20,907            20,297               20,614            15,548
             Gross margin                                  4,308             4,145                4,782             4,484
             Net income                                      230                71                  242                55
             Earnings per share:
                Basic                                        .02               .00                 .02               .00
                Diluted                                      .02               .00                 .02               .00

2002:
             Sales                                          25,490          25,289                24,372           18,923
             Cost of goods sold                             21,310          21,119                19,925           15,107
             Gross margin                                    4,180           4,170                 4,447            3,816
             Net income (loss)                                 208              76                   174              (67)
             Earnings (loss) per share:
                Basic                                         .02              .01                  .01              .00
                Diluted                                       .02              .01                  .01              .00



17.      Subsequent events

On February 6, 2004 the Company announced that it will repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 the

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

17.      Subsequent events (Continued)

Company announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004.

If the Company acquires at least 3,7500,000 shares pursuant to the tender offer, GP Strategies' percentage ownership of the Company common stock would increase to approximately 77 %. The Company entered into an agreement with GP Strategies pursuant to which, provided that if at least 3,750,000 shares of common stock are acquired pursuant to this offer, GP Strategies will exchange for common stock, as soon as legally permissible following termination of the offer, a sufficient principal amount of the Company's 8% Senior Unsecured Note due September 30, 2004 at the same price the Company is paying to its stockholders in this offer to allow GP Strategies to increase its ownership in the Company to at least 80%. If GP Strategies increases its ownership to at least 80% of the Company's common stock, the Company would become, for federal tax purposes, part of the affiliated group of which GP Strategies is the common parent.

As a member of such affiliated group, the Company would be included in GP Strategies' consolidated federal income tax returns, the Company's income or loss would be included as part of the income or loss of the affiliated group and any of the Company's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. As part of this agreement, the Company has agreed to enter into a tax sharing agreement with GP Strategies pursuant to which the Company will make tax sharing payments to GP Strategies once the Company becomes a member of the consolidated group equal to 80% of the amount of taxes the Company would pay if the Company were to file its own consolidated tax returns but did not pay as a result of being included in GP Strategies affiliated group.

In July 2002, GP strategies announced that it was actively considering a spin-off of certain of its assets, including its common stock interest in the Company and the Note Payable ("Spin-off"), into a separate corporation named National Patent Development Corporation ("NPDC"). If GP Strategies completes the Spin-off, the tax sharing agreement would be assigned by GP Strategies to NPDC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

ITEM 9A. Controls and Procedures

         "Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                    PART III

         The information required in response to Items 10, 11, 12, 13, and 14 is hereby incorporated by reference to the information under the captions "Directors and Executive Officer of the Registrant", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Certain Relationships and Related Transactions" and Principal Accounting Fees and Services" in the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                       Page

            Independent Auditors' Report................................15

            Financial Statements:

            Consolidated Balance Sheets -
            December 31, 2003 and 2002..................................16

            Consolidated Statements of Operations
            and Comprehensive Income - Years
            ended December 31, 2003, 2002 and 2001......................18

            Consolidated Statements of Changes in
            Stockholders' Equity - Years
            ended December 31, 2003, 2002 and 2001......................19

            Consolidated Statements of Cash Flows
            Years ended December 31, 2003, 2002 and 2001................20

            Notes to Consolidated Financial Statements..................21

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)   See accompanying Index to Exhibits

(b) Reports on Form 8-K

          Form 8-K filed on October 13, 2004 reporting an event under Item 1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        .........                                   FIVE STAR PRODUCTS, INC.


                                                    Charles Dawson, President

Dated:   April 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title


Charles Dawson             President, and Director
                          (Principal Executive and Operating Officer)



Jerome I. Feldman          Chairman of the Board



Bruce Sherman              Executive Vice President, Sales and Director



Steven Schilit             Executive Vice President, Chief Operating Officer
                           and Director



Ralph J. Giordano          Chief Financial Officer
                           (Principal Financial and Accounting Officer)


John Moran                 Director

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

10.2 Amended Voting Agreement, dated as of June 30, 2002 between Registrant and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 2002.

10.3 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.4 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.5 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998.

10.6 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.7 Memorandum of Agreement by and between Five Star Group and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003.*

10.8 Asset Purchase Agreement dated as of August 31, 1998 between Five Star Products, Inc. and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

10.9 Loan and Security Agreement dated as of June 20, 2003 by and between the Registrant, as Borrower and Fleet Capital as Lender. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.10 Agreement of Subordination & Assignment dated as of June 20, 2003 by JL Distributions, Inc., as Creditor in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. as Debtor. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.11 Amended Note in the amount of $2,800,000 dated December 19, 2003, between the Registrant and GP Strategies Corporation.*

10.12 Amended Note in the amount of $2,800,000 dated March 31, 2004, between the Registrant and GP Strategies Corporation.*

10.13 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.14 Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson. Incorporated herein by reference to
              Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.15 Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman. Incorporated herein by reference to
              Exhibit 10.13 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.16 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit. Incorporated herein by reference to
              Exhibit 10.14 of the Registrant's Form 10-K for the year ended December 31, 2001.

10.17 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Cynthia Krugman. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31, 2002.

10.18 Agreement dated as of January 22, 2004, between the Company and GP Strategies Corporation. Incorporated herein by reference to
              Exhibit 99(d) of the Registrant Schedule TO filed on February 6, 2004.

10.19 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation.*

21.           Subsidiaries*

22.           N/A

31.1          Certification of Chief Executive Officer

31.2          Certification of Chief Financial Officer

32.1          Certification Pursuant to 18 U.S.C. Section 1350


*Filed herewith