Form 10-K/A
period 2003-12-31
FIVE STAR PRODUCTS INC
filed 2004-04-29
CIK 922408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. / /

Indicate by check mark whether the registrant is an accelerated filer.Yes _ No X


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

Class                                            Outstanding at March 15, 2004


Common Stock, par value $.01 per share                   16,937,367 shares

                                EXPLANATORY NOTE



         We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC") on April 2, 2004. Except for the inclusion of Part III information, this Amendment does not change any portion of the Form 10-K as originally filed with the SEC.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

          Jerome I. Feldman has been Chairman of the Board of the Company since 1994. In 1959 he founded GP Strategies Corporation ("GPS"), a global provider of training and e-Learning solutions. He has been a director of GSE Systems, Inc., ("GSE"), a real-time simulations company since 1994 and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Center. Age 75

          Charles Dawson has been President of the Company and of Five Star Group, Inc. ("Five Star") since 2002 and Vice President and a director of the Company since 1999. Since 1993 Mr. Dawson has held several managerial positions with Five Star. Age 48

         Bruce Sherman has been Executive Vice President, Sales of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association. Age 51

         Steven Schilit has been Executive Vice President, Chief Operating Officer of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and since 1981 has held several executive positions with Five Star. Age 57

         Joseph Leven has been Vice President of the Company since 1999, Vice President of Operations of Five Star since 1995 and since 1976 has held various managerial positions with Five Star. Age 51

         John Moran has been a director of the Company since 2002. He is Chief Executive Officer of GSE since November 2003 and has been Vice President of GPS since 2001, President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001 and from 1994 to 2000 he was Group President, Training and Technologies Group of General Physics Corporation. Age 53

         Carll Tucker has been a director of the Company since 2002. In 1986 he founded Trader Publications and was its President until 1999, which published The Patent Trader newspaper and various local magazines, newsletters and programs for cultural institutions in Westchester, Putnam and Fairfield counties. Trader Publications was sold to Gannett Corporation in 1999. Mr. Tucker is the author of a weekly newspaper column in the Westchester Patent Trader, "Looseleaves", since 1983. Mr. Tucker is also a Trustee of Northern Westchester Hospital Center and was its Chairman of the Board from 1999-2001. Age 51

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and to furnish copies of such reports to the Company.

         Based solely on its review of copies of such reports for 2003, the Company believes that during 2003, all reports applicable to its officers, directors and greater than 10% beneficial owners filed on a timely basis.

Audit Committee

         The Company has established an Audit Committee of the Board of Directors consisting of Carll Tucker. The Board of Directors has determined that Mr. Tucker qualifies as an "audit committee financial expert" under applicable SEC regulations.

Code of Ethics

         The Company has adopted a Code of Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. A copy of this Code of Business Conduct and Ethics is incorporated by reference into this report as Exhibit 14.1. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will within five (5) business days disclose the nature of such amendment or waiver in a report on Form 8-K or on its website at www.fivestargroup.com.

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star, to its President and to the Company's other executive officers for services rendered to Five Star in 2003.


                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                     Annual Compensation        Compensation
                                                                                 Securities
                                                     Salary        Bonus         Underlying       All Other
Name and Principal Position               Year         ($)          ($)        Options (#)(1)        ($)
---------------------------               ----         ---          ---        --------------        ---

Charles Dawson                            2003             234,018    40,000           -0-                 695(2)
President                                 2002             226,615    20,000           -0-                 602(2)
                                          2001             188,009  -0-              150,000               404(2)

Steven Schilit                            2003             212,027    40,000           -0-               5,968(3)
Executive Vice President and              2002             201,475  -0-                -0-               5,391(3)
Chief Operating Officer                   2001             172,596  -0-              150,000             4,676(3)

Bruce Sherman                             2003             232,173    40,000           -0-               5,748(4)
Executive Vice President                  2002             221,650    20,000           -0-               5,115(4)
Sales                                     2001             221,571  -0-              150,000             4,842(4)

Joseph Leven                              2003             117,568  -0-                -0-               3,330(5)
Vice President                            2002             117,350  -0-                -0-               3,186(5
                                          2001             115,190  -0-                -0-               2,764(5


(1) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1994 Non-Qualified Stock Option Plan.

(2)     Consists of executive life insurance premiums.

(3) Consists of $4,800, $4,400 and $4,080 as matching contributions made by the Company to the 401(k) Savings Plan for 2003, 2002 and 2001, respectively, and $1,168, $991, and $596 for executive life insurance premiums for 2003, 2002 and 2001, respectively.

(4) Consists of $4,800, $4,400 and $4,080 as matching contributions made by the Company to the 401(k) Savings Plan for 2003, 2002 and 2001 respectively, and $948, $718 and 762 for executive life insurance premiums for 2003, 2002 and 2001 respectively.

(5) Consists of $2,902, $2,833, and $2,449 as matching contributions made by the Company to the 401(k) Savings Plan for 2003, 2002 and 2001, respectively, and $428, $353, and $315 for executive life insurance premiums for 2003, 2002 and 2001, respectively.

Option Grants in 2003

No options were granted to the named executive officers in 2003.

                       Aggregate Option Exercises in 2003
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2003 and unexercised options under the Plan held at the end of 2003 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.


                                  Shares                       Exercisable/Unexercisable      Value of  Unexercised
                                Acquired on      Value                Options at          In-the-Money Options at
                                 Exercise      Realized          December 31, 2003(#)     December 31, 2003($)(1)
                                                                 --------------------     -----------------------
Name                                (#)           ($)        Exercisable    Unexercisable Exercisable Unexercisable
----                                ---           ---        -----------    ------------- ----------- -------------

Charles Dawson.............         -0-           -0-          165,000          60,000        -0-          -0-
Steven Schilit.............         -0-           -0-          165,000          60,000        -0-          -0-
Bruce Sherman..............         -0-           -0-          165,000          60,000        -0-          -0-
Joseph Leven...............         -0-           -0-           75,000           -0-          -0-          -0-
..........

(1) Calculated based on $0.13, which was the closing price of the Common Stock as quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, on December 31, 2003, (which was below the exercise price of the stock options.)

Directors Compensation

         During 2003, directors who were not employees of the Company or its subsidiaries received $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of April 15, 2004, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all executive officers and directors of the Company as a group.

                                                         Beneficial Ownership

                                                    Number of        Percentage
Name and Address                                 Common Shares        of Class

GP Strategies Corporation                         9,133,417(1)          63.8%
777 Westchester Avenue
White Plains, NY 10604

Jerome I. Feldman                                    90,000(2)            *

Charles Dawson                                      165,000(3)          1.1

Bruce Sherman                                       165,000(3)          1.1

Steven Schilit                                      165,000(3)          1.1

Joseph Leven                                          75,0003)            *

John Moran                                           90,000(3)            *

Carll Tucker                                         50,000(3)            *

All directors and executive officers
as a group (8 persons)                              800,000(3)          5.2
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1)      See "Certain Relationships and Related Transactions."

(2) Includes and 90,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman.

(3) Includes 165,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Dawson, Sherman, Schilit, 75,000, 90,000 and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Messrs. Leven, Moran and Tucker, respectively, and 800,000 shares for all executives and officers as a group.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following is information as of December 31, 2003 about shares of Company Common Stock that may be issued upon exercise of options under the Company's Non-Qualified Stock Option Plan. For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 10 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2003..


------------------------------- ---------------------------- ------------------------- ---------------------------------
Plan category                   Number of securities         Weighted-average          Number of securities
Non-Qualified                   to be issued upon            exercise price of         remaining available for
Stock Option Plan               exercise of                  outstanding options,      future issuance under
                                outstanding options,         warrants and rights       equity compensation
                                warrants and rights                                    plans (excluding securities
                                                                                       reflected in
column(a)
                                (a)                          (b)                       (c)
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation             (outstanding options)        (weighted average         number of options left
plans not approved                                           price)
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
------------------------------- ---------------------------- ------------------------- ---------------------------------


Item 13.      Certain Relationships and Related Transactions

         On September 30, 1998, the Company purchased its business from GPS, for approximately $16,500,000 in cash and a five year, 8%, $5,000,000 unsecured promissory note (the "Note"). In 2001, the maturity of the Note was extended until September 30, 2004 and on March 31, 2004 was further extended until June 30, 2005.

         On October 8, 2003, GPS exchanged $500,000 principal amount of the Note for 2,000,000 shares of the Company's common stock, reducing the outstanding principal amount of the Note to $3,000,000 (as described below) and increasing GPS' ownership of the Company's common stock to approximately 54% of the then outstanding shares. In consideration for GPS agreeing to exchange the debt for common stock at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of the Company's common stock on the day prior to approval of the transaction, the Company agreed to terminate the voting agreement between the Company and GPS. The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that GPS (i) would vote its shares of the Company's common stock so that not more than 50% of the members of the Company's board of directors would be officers or directors of the Company and (ii) would vote on matters other than the election of directors in the same proportion as the Company's other shareholders. The transaction was approved by a Special Committee of Company's board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with the Company.

         On June 20, 2003, GPS entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with the Company and its lenders that permits the annual repayment of principal on the Note. Pursuant to the provisions of the Subordination Agreement, in each of June and July 2003, GPS received a partial repayment from the Company in the amount of $500,000, reducing the outstanding principal amount of the Note from $4,500,000 to $3,500,000. On October 8, 2003 (as described above), GPS exchanged $500,000 principal amount of the Note for 2,000,000 shares of the Company's common stock, reducing the outstanding principal amount of the Note to $3,000,000. Pursuant to the provision of the Subordination Agreement, in December 2003, GPS received a partial repayment from the Company in the amount of $200,000, further reducing the outstanding principal amount of the Note to $2,800,000. The Note and all of the shares of the Company's common stock owned by GPS, along with GPS' rights under the subordination agreement will be transferred to NPD prior to the spin-off.

         On February 6, 2004, the Company announced an issuer tender offer through which it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004, the Company announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,648,000 shares of common stock were tendered and acquired by the Company. The effect of the tender offer was to increase GPS' ownership in the Company to approximately 64%.

         In connection with the tender offer, the Company and GPS agreed that, if the Company had acquired at least 3,750,000 shares of its common stock pursuant to the tender offer, GPS would exchange certain of the principal of the Note for shares of the Company's common stock to allow GPS to increase its ownership to at least 80% of the Company's common stock. If GPS were to increase its ownership to at least 80% of the Company's common stock, the Company would become, for federal tax purposes, part of the affiliated group of which GPS is the common parent. As a member of such affiliated group, the Company would be included in GPS' consolidated federal income tax returns, the Company's income or loss would be included as part of the income or loss of the affiliated group and any of the Company's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. The agreement between GPS and the Company also provided that, if the Company became a member of the affiliated group, GPS and the Company would enter into a tax sharing agreement pursuant to which the Company would make tax sharing payments to GPS equal to 80% of the amount of taxes the Company would pay if the Company were to file separate consolidated tax returns but did not pay as a result of being included in the Company affiliated group. GPS and the Company intend to enter into such a tax sharing agreement if, in the future, GPS acquires a number of shares of the Company's common stock such that the Company becomes a member of the affiliated group. If GPS completes the spin-off of NPDC, which would then hold GPS' interest in the Company, NPDC would enter into such tax sharing agreement in lieu of GPS.

         Five Star leases 236,000 square feet in New Jersey and 111,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the annual rent is $1,187,000. Five Star's lease for the Connecticut facility expires in February, 2007 and its annual rent is $402,000. Five Star's White Plains, New York office space is provided by GPS pursuant to the Management Services Agreement described below. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses totaling approximately $1,347,000 per year through the first quarter of 2007 and an aggregate of $116,000 for certain equipment leases through April 2004.

         As of January 1, 1994, the Company and GPS entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to the Company by GPS. The services to be provided by GPS include legal, tax, business development, accounting, insurance and employee benefit administration services. The Company pays GPS a fee of up to $10,000 per month during the term of the agreement. The Agreement is automatically renewable for successive one-year terms. The Agreement was renewed for 2003 and 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees

    The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the Company's independent auditors, Eisner LLP:

                                            December 31,      December 31,
                                                2003              2002
                                                ----              ----

           Audit Fees(a)....................$108,850....      $ 90,275
           Audit-Related Fees(b)............$..10,000...      $   9,750
           Tax Fees                               -0-              -0-
           All other Fees.........................-0-...           -0-
----------
(a) Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q and review of registration statements.

(b) Audit-related fees consisted of the audit of the financial statements of the Company's employee benefit plan.

Policy on Pre-Approval of Services Provided by Independent Auditor

         Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by Eisner LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of Eisner LLP for services of any kind be directed to the Company's General Counsel and then submitted for approval to the Audit Committee prior to the beginning of any service.




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

                                             FIVE STAR PRODUCTS, INC.


                                             Charles Dawson, President

Dated:   April 29, 2004

                                INDEX TO EXHIBITS

Exhibit No.                                 Document

3. Amended Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

3.1      Amended By-laws of the Registrant.*

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

10.7 Memorandum of Agreement by and between Five Star Group and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003.**

10.8 Asset Purchase Agreement dated as of August 31, 1998 between Five Star Products, Inc. and Five Star Group, Inc. Incorporated herein by Reference to Exhibit 10 of the Registrant's Form 8-K dated September 15, 1998.

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

10.11 Amended Note in the amount of $2,800,000 dated December 19, 2003, between the Registrant and GP Strategies Corporation.**

10.12 Amended Note in the amount of $2,800,000 dated March 31, 2004, between the Registrant and GP Strategies Corporation.**

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

10.19 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation.**

14.1     Code of Ethics Policy*

21.      Subsidiaries**

22.      N/A

31.1     Certification of Chief Executive Officer*

31.2     Certification of Chief Financial Officer*

32.1     Certification Pursuant to 18 U.S.C. Section 1350**


*  Filed herewith
**Previously filed