Form 10-Q
period 2004-03-31
FIVE STAR PRODUCTS INC
filed 2004-05-17
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended March 31, 2004

                                       or

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
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

          777 Westchester Avenue, Fourth Floor, White Plains, NY 10604
          ------------------------------------------------------ ------
                         (Address of principal executive
                               offices) (Zip code)

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

                                 Yes X No______

Indicate by check mark whether registrant is an accelerated filer.

                                  Yes No__X___

Number of shares outstanding of each of issuer's classes of common stock as of April 30, 2004:

Common Stock, par value $0.01 per share                    14,310,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              March 31, 2004 and December 31, 2003                        1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months ended March 31, 2004 and 2003                  3

           Consolidated Condensed Statements of Cash Flows -
              Three Months ended March 31, 2004 and 2003                  4

            Notes to Consolidated Condensed Financial
              Statements                                                  5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks   12

Item 4.    Controls and Procedures                                       12

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                              14

           Signatures                                                    15

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                        March 31,           December 31,
                                                          2004                      2003
                                                          ----                      ----
                                                       (unaudited)

     ASSETS

Current assets

Cash                                             $         6                  $       6
Accounts receivable, net                              17,184                     10,979
Inventory                                             26,042                     26,427
Prepaid expenses and other current assets                141                        308
                                                    --------                   --------

Total current assets                                  43,373                     37,720
                                                      ------                     ------

Property, plant and equipment, at cost                 2,253                      2,175
Less accumulated depreciation                          1,373                      1,302
                                                     -------                    -------
Property, plant and equipment, net                       880                        873

Deferred income taxes                                    382                        248
Other assets                                              42                         42
Interest rate swap, fair value                             -                        122
                                                 -----------                  ---------

                                                     $44,677                     $39,005
                                                     =======                     =======




   See accompanying notes to the consolidated condensed financial statemen

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                        March 31,           December 31,
                                                          2004                      2003
                                                          ----                      ----
                                                       (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                     $22,644               $16,685
Accounts payable and accrued expenses
 (including due to affiliates of $308 and $257)            14,518                15,075
Tender offer payable                                          657                ______
                                                       ----------
Total current liabilities                                  37,819                31,760
                                                         --------               -------

Long-term debt to GP Strategies                             2,800                 2,800
                                                        ---------              --------

Interest rate swap, fair value                                196                     -
                                                       ----------           -----------

Stockholders' equity

Common stock                                                  173                   173
Capital in excess of par value                              8,552                 8,552
Accumulated deficit                                        (4,049)               (4,308)
Accumulated other comprehensive (loss) income                (114)                   71
Treasury stock, at cost                                      (700)                  (43)
                                                        ---------            ----------

Total stockholders' equity                                  3,862                 4,445
                                                        ---------              --------
                                                          $44,677               $39,005
                                                          =======               =======







   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                   (Unaudited)

                      (in thousands, except per share data)

                                                                            Three months ended

                                                               ----------------------------------------------
                                                                        2004                 2003
                                                                        ----                 ----

Sales                                                                $26,991            $  25,215
Cost of goods sold                                                    22,522               20,907
                                                                    --------           ----------
Gross margin                                                           4,469                4,308

Selling, general and administrative
 Expenses                                                             (3,782)              (3,631)

Management fee to GP Strategies                                          (30)                 (33)

Interest expense                                                        (211)                (248)
                                                                   ---------           ----------

Income before income taxes                                               446                  396

Income tax expense                                                      (187)                (166)
                                                                   ---------           ----------

Net income                                                         $     259           $      230

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge, net
  of tax $133                                                           (185)                    -
                                                                   ---------         -------------

Comprehensive income                                              $       74           $      230
                                                                  ==========           ==========

Net income per share
 Basic and diluted                                              $       .02           $      .02
                                                                ===========           ==========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                         Three Months
                                                                       ended March 31,
                                                          ------------------------------------------------
                                                          --------------------- --------------------------
                                                                2004                        2003
                                                                ----                        ----

Cash flows from operations:
Net income                                                 $     259                  $      230
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                    70                          69
Changes in other operating items:
 Accounts receivable                                          (6,205)                     (5,393)
 Inventory                                                       385                        (964)
 Prepaid expenses and other current assets                       167                        (216)
 Accounts payable and accrued expenses                          (557)                       (244)
                                                          ----------                ------------
Net cash used in operatings activities                        (5,881)                     (6,518)
                                                           ---------                 -----------

Cash flows from investing activities:
Additions to property, plant and equipment                       (78)                        (52)
                                                          ----------                ------------

Cash flows from financing activities:
Net proceeds from short-term borrowings                        5,959                       6,569
Purchase of treasury stock                                         -                          (8)
                                                          ----------               -------------
Net cash provided by financing activities                      5,959                       6,561
                                                            --------                  ----------

Net decrease in cash                                               -                          (9)
Cash at beginning of period                                        6                          16
                                                          ----------                ------------
Cash at end of period                                     $        6                $          7
                                                          ==========                ============

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                    $   211                  $      237
                                                             =======                  ==========
 Income taxes                                               $     82                  $      197
                                                            ========                  ==========

Non cash investing and financing activities:
Treasury stock acquired with payables                        $   657
                                                             =======


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at March 31, 2004, and the results of its operations and cash flows for the quarter then ended. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-K.

Recent accounting pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 203. The adoption of this standard has no effect on the financial statements.

2.       Inventory

         Inventory is valued at the lower of cost, using the first in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.

3.       Short-term borrowings

         On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

3.      Short-term borrowings (continued)

provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.16% at March 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4% at March 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2004, approximately $22,644,000 was outstanding under the new Loan Agreement and approximately $1,980,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2004, the Company was in compliance with all required minimum covenants.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)
5.       Earnings per share

         Earnings per share (EPS) for the quarter ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):



                                                                Three months
                                                               ended March 31,
                                                  -------------------------------------------
                                                  ----------------------- -------------------
                                                           2004                   2003
Basic EPS
        Net income                                     $    259               $    230
                                                       --------               --------

       Weighted average shares
       Outstanding                                       16,938                 14,961
                                                        -------                -------

       Basic earnings per share                       $    .02              $      .02
                                                      --------              ----------

Diluted EPS
       Net income                                       $   259               $    230
                                                        -------               --------

       Weighted average shares
        Outstanding                                      16,938                 14,961
       Dilutive effect of stock options
        and warrants                                        260                      -
                                                       --------            -----------
       Weighted average shares
        Outstanding, diluted                             17,198                 14,961
                                                         ------                -------

       Diluted earnings per share                     $    .02              $      .02
                                                      --------              ----------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding. As of March 31, 2003 and 2004, 2,930,000 and 405,000 option shares, respectively, have been excluded, as their effect is anti-dilutive.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

6.       Stock-based compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December, 2002, as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                     Three months
                                                    ended March 31,
                                               -------------------------------
                                               ---------------- --------------
                                                  2004               2003
                                                  ----               ----

Reported net income                             $  259          $     230
Stock-based employee compensation
 determined under the intrinsic value
 method, net of tax                                  -                    -
Stock-based employee compensation
 determined under the fair value based
 method, net of tax                                 (3)                   (7)
                                               --------         -------------

Pro-forma net income                            $  256          $      223
                                                ------          ----------

Basic earnings per share:
     As reported                               $   .02          $      .02
                                               --------         ----------
     Pro forma                                 $   .02          $      .01
                                               -------          ----------

Diluted earnings per share:
     As reported                               $   .02          $      .02
                                               -------          ----------
     Pro forma                                 $   .01          $      .01
                                               -------          ----------

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)
7.       Stockholders' equity

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

Based upon the final tabulation by the depository for the tender offer, 2,627,790 shares of common stock valued at $656,947 were tendered by the Company as of March 31, 2004. The value of the shares re-acquired is included in treasury stock, at cost and tender offer payable as of March 31, 2004. The Company made full payment to the depository on April 6, 2004.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $446,000 for the quarter ended March 31, 2004 as compared to $396,000 for the quarter ended March 31, 2003. The increase in income before income taxes was the result of increased gross margin as well as reduced interest expense, offset in part by increased selling, general and administrative expenses.

Sales

The Company had sales of $26,991,000 for the quarter ended March 31, 2003, as compared to $25,215,000 for the quarter ended March 31, 2003. The increase in sales were attributable to increased sales volume among the Company's existing customer base. Sales volume was favorably affected by clement weather.

Gross margin

Gross margin increased to $4,469,000 or 16.6% of net sales for the quarter ended March 31, 2004 as compared to $4,308,000 or 17.1% of net sales for the quarter ended March 31, 2003. The increased gross margin dollars were the result of increased sales to customers, offset by higher costs on purchases for the period. The decrease in gross margin as a percentage of sales was due primarily to higher purchasing costs and by a small increase in warehousing costs.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expenses of $3,782,000 for the quarter ended March 31, 2004 as compared to $3,631,000 for the quarter ended March 31, 2003. The increase in SG&A expenses was primarily attributable to increases in payroll and salesmen commissions, an increase in computer expenses and an increase in legal and professional fees.

Interest expense

The Company had interest expense of $211,000 for the quarter ended March 31, 2004 as compared to interest expense of $248,000 for the quarter ended March 31, 2003. The reduced interest expense in 2004 is the result of reduced interest rates.

Income taxes

The effective income tax rate remained at approximately 42% for the three months ended March 31, 2003 and 2004, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash of $6,000 and working capital of $5,554,000. On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.16% at March 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4.0% at March 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2004, approximately $22,644,000 was outstanding under the new Loan Agreement and approximately $1,980,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2004, the Company was in compliance with all required minimum covenants.

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

For the quarter ended March 31, 2004, net cash used in operating activities was $5,881,000. Net cash used in operating activities was primarily the result of an increase in the accounts receivable balance and a decrease in accounts payable and accrued expenses offset by decreases in inventory and prepaid expenses and depreciation and amortization. The Company purchased $78,000 of machinery and equipment during the quarter. Net cash provided by financing activities of $5,959,000 consisted of net proceeds from short-term borrowings.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.


Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the quarter ended March 31, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2003.

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

                            PART II OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  31.1 Certification of Chief Executive Officer of the Company, dated May 17, 2004 pursuant to Securities Exchange Act Rule 13d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer of the Company, dated May 17, 2004 pursuant to Securities Exchange Act Rule 13d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.


                  32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 17, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b. Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           FIVE STAR PRODUCTS, INC.




DATE: May 17, 2004                         Charles Dawson
                                           President




DATE: May 17, 2004                         Ralph J. Giordano
                                           Chief Financial Officer