Form 10-Q
period 2004-06-30
FIVE STAR PRODUCTS INC
filed 2004-08-13
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to _          ______________

Commission File Number:                     033-78252
                        -------------------------------------------------------


                            FIVE STAR PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-3729186
------------------------------------                       --------------------
(State or other jurisdiction of                            (I.R.S. Employer .
incorporation or organization)                              Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY            10604
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                 (914) 249-9700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No ______

Indicate by check mark whether registrant is an accelerated filer. Yes ___ No X


Number of shares outstanding of each of issuer's classes of common stock as of August 12, 2004.

Common Stock, par value $0.01 per share                       14,309,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              June 30, 2004 and December 31, 2003                          1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months and Six Months Ended June 30,
                2004 and 2003                                              3

           Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2004 and 2003                      4

            Notes to Consolidated Condensed Financial
              Statements                                                   5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks    12

Item 4.    Controls and Procedures                                        12

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                               14

           Signatures                                                     15

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                             June 30,           December 31,
                                               2004                     2003
                                               ----                     ----
                                            (unaudited)

     ASSETS

Current assets

Cash                                        $       5               $     6
Accounts receivable, net                       15,166                10,979
Inventory                                      23,788                26,427
Prepaid expenses and other current assets          49                   308
                                            ---------              --------

Total current assets                           39,008                37,720
                                               ------                ------

Property, plant and equipment, at cost          2,325                 2,175
Less accumulated depreciation                   1,445                 1,302
                                             --------               -------
Property, plant and equipment, net                880                   873

Deferred income taxes                             226                   248
Other assets                                       42                    42
Interest rate swap, fair value                    231                   122
                                            ---------             ---------

                                              $40,387               $39,005
                                              =======               =======




   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                 (in thousands)

                                                   June 30,        December 31,
                                                     2004               2003
                                                     ----               ----
                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                $22,176        $16,685
Accounts payable and accrued expenses
 (including due to affiliates of $18 and $257)        11,000         15,075
                                                     -------        -------
Total current liabilities                             33,176         31,760
                                                     -------        -------

Long-term debt to GP Strategies                        2,800          2,800
Interest rate collar, fair value                          57              -
                                                   ---------       --------

Stockholders' equity

Common stock                                             173            173
Capital in excess of par value                         8,552          8,552
Accumulated deficit                                   (3,805)        (4,308)
Accumulated other comprehensive (loss) income            134             71
Treasury stock, at cost                                 (700)           (43)
                                                    ---------      --------

Total stockholders' equity                             4,354          4,445
                                                     -------       --------
                                                     $40,387        $39,005
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                               June 30,
                                                ------------------------------------
                                                ------------------ -----------------       ----------------- ------------------
                                                         2004               2003                    2004             2003
                                                         ----               ----                    ----             ----

Sales                                               $  27,302          $  24,442               $  54,293       $   49,657
Cost of goods sold                                     22,362             20,297                  44,884           41,204
                                                    ---------          ---------               ---------        ---------
Gross margin                                            4,940              4,145                   9,409            8,453

Selling, general and administrative
 expenses                                              (4,214)            (3,705)                 (7,996)          (7,336)

Management fee to GP Strategies                           (30)               (33)                    (60)             (66)

Interest expense                                         (268)              (284)                   (479)            (532)
                                                    ----------         ----------             -----------        ---------

Income before income taxes                                428                123                     874              519

Income tax expense                                       (184)               (52)                   (371)            (218)
                                                    ----------        -----------              ----------       ----------

Net income                                           $    244         $       71                $    503         $    301
                                                     ========         ==========                ========         ========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                        428               (132)                    110             (132)
Tax benefit (expense)                                    (180)                55                     (47)              55
                                                    ----------          --------                ---------        --------

Comprehensive income (loss)                           $   492          $      (6)               $    566         $    224
                                                      =========        ==========               ========         ========

Net income per share
 Basic and diluted                                   $   .02           $    .00               $     .03         $    .02
                                                     =======           ========               =========         ========


See accompanying notes to the consolidated condensed financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                                         Six Months
                                                                                       ended June 30,
                                                                        -------------------------------------
                                                                        -------------- ----------------------
                                                                          2004                     2003
                                                                          ----                     ----
Cash flows from operations:
Net income                                                             $   503                 $    301
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                             143                      140
 Issuance of compensatory stock options                                                               1
 Interest rate collar                                                       57                        -
 Deferred tax asset                                                        (24)                       -
Changes in other operating items:
 Accounts receivable                                                    (4,187)                  (3,491)
 Inventory                                                               2,639                      656
 Prepaid expenses and other current assets                                 259                     (247)
 Accounts payable and accrued expenses                                  (4,075)                  (3,047)
                                                                        -------               ----------
Net cash used in operating activities                                   (4,685)                  (5,687)
                                                                        -------               ----------

Cash flows from investing activities:
Additions to property, plant and equipment                                (150)                    (119)
                                                                        -------               ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                  5,491                    6,305
Repayment of long-term borrowings                                            -                     (500)
Purchase of treasury stock                                                (657)                      (8)
                                                                        -------             ------------
Net cash provided by financing activities                                4,834                    5,797
                                                                        ------                 --------

Net decrease in cash                                                        (1)                      (9)
Cash at beginning of period                                                  6                       16
                                                                        ------               ----------
Cash at end of period                                                   $    5                 $      7
                                                                        =======              ==========

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
 Interest                                                               $   459                $    519
                                                                        =======                ========
 Income taxes                                                           $   213                $    329
                                                                        =========              ========

   See accompanying notes to the consolidated condensed financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2004, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-K.

Recent accounting pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this standard has no effect on the financial statements.

2.       Inventory

         Inventory is valued at the lower of cost, using the first in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.

3.       Short-term borrowings

         On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.       Short-term borrowings (continued)

Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.37% at June 30, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4.0% at June 30, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2004, approximately $22,176,000 was outstanding under the new Loan Agreement and approximately $440,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2004, the Company was in compliance with all required minimum covenants.

In connection with the new Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.38%. On June 17, 2004, Five Star Group, Inc. has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, Fleet National Bank will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to Fleet National Bank the difference between LIBOR and 5.75%, on the same notional principal amount.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

4.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 3) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. Such change from June 17, 2004, the date the interest rate collar was entered into, through June 30, 2004 amount to approximately $57,000, which has been charged to earnings during the second quarter and six month period ended June 30, 2004.

5.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts):


                                                                      Three months                         Six months
                                                                     ended June 30,                      ended June 30,
                                                           ----------------------------------- -----------------------------------
                                                           ----------------- ----------------- ------------------- ---------------
Basic EPS                                                           2004             2003               2004               2003
                                                                    ----             ----               ----               ----
        Net income                                               $   244          $     71           $   503             $   301
                                                                 -------          --------           -------             -------

Weighted average shares outstanding                               14,310            14,938            15,624              14,949
                                                                  ------            ------            ------              ------

       Basic earnings per share                                $    .02           $   .00           $   .03             $   .02
                                                               --------           -------           -------             -------

Diluted EPS
       Net income                                                $   244          $     71           $   503             $   301
                                                                 -------          --------          --------             -------

Weighted average shares outstanding                               14,310            14,938            15,624              14,949
Dilutive effect of stock options                                     424                 -               361                   -
                                                                --------       -----------          --------         -----------
  Diluted weighted average shares outstanding                     14,734            14,938            15,985              14,949
                                                                  ------            ------            ------              ------

       Diluted earnings per share                              $    .02           $   .00           $   .03             $   .02
                                                               --------           -------           -------             -------



                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

5.       Earnings per share (continued)

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding. For the three months and six months ended June 30, 2003, 2,930,000 option shares have been excluded, as their effect is anti-dilutive.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

6.       Stock-based compensation (continued)


                                                                Three months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                       ------------------------------- -----------------------------
                                                       ---------------- -------------- -------------- --------------
                                                               2004          2003            2004          2003
                                                               ----          ----            ----          ----

Reported net income                                           $ 244         $  71           $ 503        $  301
Stock-based employee compensation
 determined under the intrinsic value
 method, net of tax                                               -             -               -             -
Stock-based employee compensation
 determined under the fair value based
 method, net of tax                                              (3)           (4)             (6)          (11)
                                                             -------        ------       ---------       -------

Pro-forma net income                                          $ 241         $  67           $ 497        $  290
                                                              -----         -----           -----        ------
Basic earnings per share:
     As reported                                              $. 02         $ .00           $ .03        $  .02
                                                              -----        ------           -----        ------
     Pro forma                                                $. 02         $ .00           $ .03        $  .02
                                                              -----        ------           -----        ------

Diluted earnings per share:
     As reported                                              $. 02         $ .00           $ .03        $  .02
                                                              -----        ------           -----        ------
     Pro forma                                                $. 02         $ .00           $ .03        $  .02
                                                              -----        ------           -----        ------

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

Based upon the final tabulation by the depository for the tender offer, 2,627,790 shares of common stock valued at $656,947 were tendered to the Company as of March 31, 2004. The value of the shares re-acquired is included in treasury stock, at cost as of June 30, 2004. The Company made full payment to the depository on April 6, 2004.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $428,000 and $874,000 for the quarter and six months ended June 30, 2004, as compared to income before income taxes of $123,000 and $519,000 for the quarter and six months ended June 30, 2003. The increase in income before income taxes for the quarter and six months ended June 30, 2004 was the result of increased gross margin and reduced interest expense, partially offset by increased selling, general and administrative expense.

Sales

The Company had sales of $27,302,000 and $54,293,000 for the quarter and six months ended June 30, 2004, as compared to sales of $24,442,000 and $49,657,000 for the quarter and six months ended June 30, 2003. The increases in sales were attributable to increased sales volume among the Company's existing customer base. Sales volume was favorably affected by clement weather, as well as a general recovery in the economy.

Gross margin

Gross margin increased to $4,940,000, or 18.1% of net sales, for the quarter ended June 30, 2004, as compared to $4,145,000, or 17.0% of net sales, for the quarter ended June 30, 2003. Gross margin increased to $9,409,000, or 17.3% of net sales, for the six months ended June 30, 2004, as compared to $8,453,000, or 17.0% of net sales, for the six months ended June 30, 2003. The increase in gross margin dollars was the result of increased sales and increased gross margin percentage, offset in part by higher costs on purchases for the period. The increased gross margin percentage was primarily attributable to a favorable shift in the product mix sold, offset by a small increase in warehousing costs.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,214,000 and $7,996,000 for the quarter and six months ended June 30, 2004, as compared to $3,705,000 and $7,336,000 for the quarter and six months ended June 30, 2003. The increase in SG&A expenses was primarily attributable to increases in salesmen commissions, in medical expenses, in computer expenses and in legal and professional fees.

Interest expense

The Company had interest expense of $268,000 and $479,000 for the quarter and six months ended June 30, 2004, as compared to interest expense of $284,000 and $532,000 for the quarter and six months ended June 30, 2003. The reduced interest expense is the result of reduced interest rates, offset in part by an increase in average short-term borrowings.

Income taxes

The effective income tax rate remained at approximately 42% for the quarter and six months ended June 30, 2004 and 2003, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash of $5,000 and working capital of $5,832,000. On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.37% at June 30, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4.0% at June 30, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2004, approximately $22,176,000 was outstanding under the new Loan Agreement and approximately $440,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2004, the Company was in compliance with all required minimum covenants.

In connection with the new Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.38%. On June 17, 2004, Five Star Group, Inc. has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, Fleet National Bank will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of

5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to Fleet National Bank the difference between LIBOR and 5.75%, on the same notional principal amount.

         The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. Such change from June 17, 2004, the date the interest rate collar was entered into, through June 30, 2004 amount to approximately $57,000, which has been charged to earnings during the second quarter and six month period ended June 30, 2004.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.


Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2004.

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

Item 4.           Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

                            PART II OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  31.1 Certification of Chief Executive Officer of the Company, dated August 12, 2004 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer of the Company, dated August 12, 2004 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.


                  32 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 12, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            b. Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          FIVE STAR PRODUCTS, INC.




DATE: August 12, 2004                     Charles Dawson
                                          President




DATE: August 12, 2004                     Greg Golkov
                                          Chief Financial Officer