Form 10-Q
period 2004-09-30
FIVE STAR PRODUCTS INC
filed 2004-11-12
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to    ______________


Commission File Number:                     033-78252
                       --------------------------------------------------------


                            FIVE STAR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3729186
------------------------------------                      ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY             10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (914) 249-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No ______

Indicate by check mark whether registrant is an accelerated filer. Yes __ No X


Number of shares outstanding of each of issuer's classes of common stock as of November 1, 2004:

Common Stock, par value $0.01 per share                14,310,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                     Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              September 30, 2004 and December 31, 2003                     1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months and Nine Months Ended September 30,
                2004 and 2003                                              3

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2004 and 2003                4

            Notes to Consolidated Condensed Financial
              Statements                                                   5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

Item 3.    Quantitative and Qualitative Disclosures about Market
              Risks                                                       14

Item 4.    Controls and Procedures                                        14

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                               15

           Signatures                                                     16

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                             September 30,        December 31,
                                                 2004                     2003
                                                 ----                     ----
                                              (unaudited)

     ASSETS

Current assets

Cash                                         $        5             $       6
Accounts receivable, net                         13,933                10,979
Inventory                                        22,982                26,427
Prepaid expenses and other current assets            74                   308
                                              ---------              --------

Total current assets                             36,994                37,720
                                                 ------                ------

Property, plant and equipment, at cost            2,379                 2,175
Less accumulated depreciation                     1,521                 1,302
                                               --------               -------
Property, plant and equipment, net                  858                   873

Deferred income taxes                               298                   248
Other assets                                         42                    42
Interest rate collar, fair value                      4                     -
Interest rate swap, fair value                        -                   122
                                            -----------             ---------

                                                $38,196                $39,005
                                                =======                =======




   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                 (in thousands)


                                                          September 30,         December 31,
                                                              2004                      2003
                                                              ----                      ----
                                                           (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Short-term borrowings                                         $19,426               $16,685
Accounts payable and accrued expenses
 (including due to (from) affiliates of $(8) and $257)         11,624                15,075
                                                              -------               -------
Total current liabilities                                      31,050                31,760
                                                              -------               -------

Long-term debt to GP Strategies                                 2,800                 2,800
                                                              -------              --------

Stockholders' equity

Common stock                                                      173                   173
Capital in excess of par value                                  8,552                 8,552
Accumulated deficit                                            (3,679)               (4,308)
Accumulated other comprehensive (loss) income                       -                    71
Treasury stock, at cost                                          (700)                  (43)
                                                             ---------           ----------

Total stockholders' equity                                      4,346                 4,445
                                                             --------              --------
                                                              $38,196               $39,005
                                                              =======               =======




   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                ------------------ -----------------       ----------------- ----------------
                                                         2004               2003                    2004             2003
                                                         ----               ----                    ----             ----

Sales                                                $ 26,678           $ 25,396                $ 80,971         $ 75,053
Cost of goods sold                                     21,934             20,614                  66,818           61,818
                                                     --------           --------                 -------         --------
Gross margin                                            4,744              4,782                  14,153           13,235

Selling, general and administrative
 expenses                                              (4,284)            (4,083)                (12,246)         (11,439)

Management fee to GP Strategies                           (30)               (43)                    (90)            (109)
                                                   -----------        -----------             -----------      -----------

Operating Income                                          430                656                   1,817            1,687

Other Income                                               68                 10                      34               30

Interest expense                                         (287)              (249)                   (766)            (781)
                                                    ----------         ----------              ----------      -----------

Income before income taxes                                211                417                   1,085              936

Income tax expense                                        (85)              (175)                   (456)            (393)
                                                   -----------         ----------              ----------      -----------

Net income                                           $    126          $     242                $    629        $     543
                                                     ========          =========                ========        =========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                       (231)               168                    (122)              36
Tax benefit (expense)                                      97                (70)                     51              (15)
                                                   ----------         -----------             ----------       -----------

Comprehensive income (loss)                        $       (8)          $    340                $    558         $    564
                                                   =============        ========                ========         ========

Net income per share
 Basic and diluted                                 $     .01          $     .02               $     .04       $      .04
                                                   =========          =========               =========       ==========


See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                                         Nine Months
                                                                                     ended September 30,
                                                                                --------------------------------------
                                                                                --------------- ----------------------
                                                                                   2004                     2003
                                                                                   ----                     ----

Cash flows from operations:
Net income                                                                      $   629               $      543
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                                      218                      212
 Issuance of compensatory stock options                                               -                        2
 Interest rate collar                                                                (4)                       -
 Deferred tax asset                                                                   2                        -
Changes in other operating items:
 Accounts receivable                                                             (2,954)                  (3,106)
 Inventory                                                                        3,445                    3,442
 Prepaid expenses and other current assets                                          234                      (55)
 Accounts payable and accrued expenses                                           (3,451)                  (3,714)
                                                                               ---------               ----------
Net cash used in operating activities                                            (1,881)                  (2,676)
                                                                               ---------               ----------

Cash flows used in investing activities:
Additions to property, plant and equipment                                         (203)                    (133)
                                                                               ---------               ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                           2,740                    3,808
Repayment of long-term borrowings                                                     -                   (1,000)
Purchase of treasury stock                                                         (657)                      (8)
                                                                               ---------             ------------
Net cash provided by financing activities                                         2,083                    2,800
                                                                                -------                 --------

Net decrease in cash                                                                 (1)                      (9)
Cash at beginning of period                                                           6                       16
                                                                             ----------               ----------
Cash at end of period                                                         $        5              $        7
                                                                              ==========              ==========

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
 Interest                                                                       $    746                $    777
                                                                                ========                ========
 Income taxes                                                                   $    343                $    329
                                                                                ==========              ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements of Five Star Products, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at September 30, 2004, and the results of its operations and cash flows for the quarter and nine months then ended. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-K.

Reclassifications

         Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2004 classifications.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.       Short-term borrowings

         On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.65% at September 30, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4.75% at September 30, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2004, approximately $19,426,000 was outstanding under the new Loan Agreement and approximately $2,359,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2004, the Company was in compliance with all required financial covenants.

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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 3) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the third quarter and nine month period ended September 30, 2004 the Company recognized a gain of $61,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

5.       Earnings per share

         Earnings per share (EPS) for the quarter and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                                    Three months                     Nine months
                                                                 ended September 30,             ended September 30,
                                                           -------------------------------- -------------------------------
                                                           ----------------- -------------- ---------------- --------------
Basic EPS                                                           2004            2003            2004            2003
                                                                    ----            ----            ----            ----
        Net income                                               $   126         $     242        $   629          $   543
                                                                 -------         ---------        -------          -------

Weighted average shares outstanding                               14,310            14,938         15,185           14,945
                                                                  ------            ------         ------           ------

       Basic earnings per share                                $    .01           $   .02        $   .04          $   .04
                                                               --------           -------        -------          -------

Diluted EPS
       Net income                                                $   126         $     242        $   629          $   543
                                                                 -------         ---------       --------          -------

Weighted average shares outstanding                               14,310            14,938         15,185           14,945
Dilutive effect of stock options                                     338                 -            352                -
                                                                --------       -----------       --------      -----------
  Diluted weighted average shares outstanding                     14,648            14,938         15,537           14,949
                                                                  ------            ------         ------           ------

       Diluted earnings per share                              $    .01           $   .02        $   .04          $   .04
                                                               --------           -------        -------          -------


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

5.       Earnings per share (continued)

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding. For the three months and nine months ended September 30, 2003, 2,930,000 option shares were excluded, as their effect is anti-dilutive.

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



                                                                Three months                   Nine months
                                                            Ended September 30,            Ended September 30,
                                                       ------------------------------- -----------------------------
                                                       ---------------- -------------- -------------- --------------
                                                               2004          2003            2004          2003
                                                               ----          ----            ----          ----

Reported net income                                           $ 126        $  242           $ 629        $  543
Stock-based employee compensation
 determined under the intrinsic value
 method, net of tax                                               -             -               -             -
Stock-based employee compensation
 determined under the fair value based
 method, net of tax                                              (3)           (3)             (9)          (14)
                                                           ---------        ------       ---------       -------

Pro-forma net income                                          $ 123        $  239           $ 620        $  529
                                                              -----        ------           -----        ------


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

6.       Stock-based compensation (continued)

Basic earnings per share:
     As reported                $. 01        $  .02      $.04        $  .04
                                -----        ------      ----        ------
     Pro forma                  $. 01        $  .02      $.04        $  .04
                                -----        ------      ----        ------

Diluted earnings per share:     $. 01        $  .02      $.04        $  .04
                                -----        ------      ----        ------
     As reported                $. 01        $  .02      $.04        $  .04
                                -----        ------      ----        ------
     Pro forma


7.       Stockholders' equity

         On February 6, 2004 the Company announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock then outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 the Company announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004.

Based upon the final tabulation by the depository for the tender offer, 2,627,790 shares of common stock valued at $656,947 were tendered to the Company as of March 31, 2004. The value of the shares re-acquired is included in treasury stock, at cost as of September 30, 2004. The Company made full payment to the depository on April 6, 2004.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Results of Operations

The Company had income before income taxes of $211,000 and $1,085,000 for the quarter and nine months ended September 30, 2004, as compared to income before income taxes of $417,000 and $936,000 for the quarter and nine months ended September 30, 2003. The decrease in income before income taxes for the quarter ended September 30, 2004 was the result of increased selling expense due to higher sales commissions and increased delivery expense due to higher fuel and common carrier costs. The increase in income before income taxes for the nine months ended September 30, 2004 was the result of increased gross margin and reduced interest expense, partially offset by increased selling and delivery expense.

Sales

The Company had sales of $26,678,000 and $80,971,000 for the quarter and nine months ended September 30, 2004, as compared to sales of $25,396,000 and $75,053,000 for the quarter and nine months ended September 30, 2003. The increases in sales were attributable to increased sales volume among the Company's existing customer base. Sales volume was favorably affected by clement weather, as well as a general recovery in the economy.

Gross margin

Gross margin decreased to $4,744,000, or 17.8% of net sales, for the quarter ended September 30, 2004, as compared to $4,782,000, or 18.8% of net sales, for the quarter ended September 30, 2003. The decrease in gross margin dollars and gross margin percentage for the quarter ended September 30, 2004 is primarily a result of an unfavorable shift in the product mix sold. Gross margin increased to $14,153,000, or 17.5% of net sales, for the nine months ended September 30, 2004, as compared to $13,235,000, or 17.6% of net sales, for the nine months ended September 30, 2003. The increase in gross margin dollars was primarily the result of increased sales. The slight decrease in gross margin percentage was primarily attributable to an unfavorable shift in the product mix sold.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,284,000 and $12,246,000 for the quarter and nine months ended September 30, 2004, as compared to $4,083,000 and $11,439,000 for the quarter and nine months ended

September 30, 2003. The increase in SG&A expenses was primarily attributable to increases in salesmen commissions, in common carrier freight-out, in medical expenses, in computer expenses and in legal and professional fees.

Other income

The Company had other income of $68,000 and $34,000 for the quarter and nine months ended September 30, 2004, as compared to other income of $10,000 and $30,000 for the quarter and nine months ended September 30, 2003. The increase in other income for the quarter ended September 30, 2004 is mainly a result of the Company recognizing a gain of $61,000 for the change in the fair value of the interest rate collar.

Interest expense

The Company had interest expense of $287,000 and $766,000 for the quarter and nine months ended September 30, 2004, as compared to interest expense of $249,000 and $781,000 for the quarter and nine months ended September 30, 2003. The increase in interest expense for the quarter ended September 30, 2004 is a result of an increase in average short-term borrowings. The reduced interest expense for the nine months ended September 30, 2004 is the result of reduced interest rates, offset in part by an increase in average short-term borrowings.

Income taxes

The effective income tax rate remained at approximately 42% for the quarter and nine months ended September 30, 2004 and 2003, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash of $5,000 and working capital of $5,944,000. On September 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a new Loan and Security Agreement (the "new Loan Agreement") with Fleet Capital Corporation as sole lender to replace the Loan and Security Agreement by and among three banks which was to have matured on September 30, 2004 (the "old Loan Agreement"). The new Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The new Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the new Loan Agreement consist of LIBOR plus a credit spread of 2% (3.65% at September 30, 2004) for borrowings not to exceed $15,000,000 and the prime rate (4.75% at September 30, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2004, approximately $19,426,000 was outstanding under the new Loan Agreement and approximately $2,359,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2004, the Company was in compliance with all required minimum covenants.

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

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the third quarter and nine month period ended September 30, 2004 the Company recognized a gain of $61,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2003 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2004.

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

                            PART II OTHER INFORMATION


Item 6.     Exhibits

                 31.1 Certification of Chief Executive Officer of the Company,
                  dated November 15, 2004 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer of the Company, dated November 15, 2004 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.


                  32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 15, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                     FIVE STAR PRODUCTS, INC.




DATE: November 12, 2004                              Charles Dawson
                                                     President




DATE: November 12, 2004                              Greg Golkov
                                                     Chief Financial Officer