Form 10-K
period 2004-12-31
FIVE STAR PRODUCTS INC
filed 2005-03-31
CIK 922408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
               /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

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

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. /x/

Indicate by check mark whether the registrant is an accelerated filer.Yes  No X

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2004 was approximately $996,000 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Class Outstanding at March 15, 2005

Common Stock, par value $.01 per share                  14,309,577 shares

                                TABLE OF CONTENTS
PART I                                                                    Page
    Item 1. Business  2

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

    Item 4. Submission of Matters to a Vote of Security Holders............8

PART II
    Item 5. Market for the Registrant's Common
    Equity and Related Stockholder Matters.................................9

    Item 6. Selected Financial Data.......................................10

    Item 7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................11

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...17

    Item 8. Financial Statements and Supplementary Data...................18

    Item 9.  Changes in and Disagreements with
    Accountants on Accounting and Financial Disclosure....................36

    Item 9A. Controls and Procedures......................................36

PART III
    Item 10. Directors and Executive Officers of the Registrant...........37

    Item 11. Executive Compensation.......................................39

    Item 12. Security Ownership of Certain Beneficial
    Owners and Management. and Related Stockholder Matters................44

    Item 13. Certain Relationships and Related Transactions...............45

    Item 14. Principal Accounting Fees and Services.......................48

PART IV
    Item 15. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K...................................................49

Cautionary Statement Regarding Forward-Looking Statements

The forward-looking statements contained herein reflect Five Star Products Inc.'s management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of Five Star Products Inc., including, but not limited to, our inability to compete successfully, changing economic conditions, control of Five Star Products Inc. by National Patent Development Corporation and those other risks and uncertainties detailed in Five Star Products' periodic reports and registration statements filed with the Securities and Exchange Commission.

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us.

                                     PART I

Item 1:  Business

General Development of Business

         Five Star Products Inc. (the "Company" or "Five Star") is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two state -of -the -art warehouse facilities, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star's New Jersey headquarters. At December 31, 2004 Five Star is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         The Company, which was then 37.5% owned by GP Strategies Corporation ("GPS"), purchased its business from GPS in 1998 in exchange for cash and a $5,000,000 unsecured 8% note payable ("the Note"). In 2002 and 2003, GPS converted $1,000,000 principal amount of the Note into 4,272,727 shares of the Company's common stock. In 2004, the Company, through a tender offer, repurchased approximately 2,628,000 shares of its common stock. The conversion of the Note and the tender offer increased GPS' ownership in the Company to approximately 64%. On July 30, 2004, GPS contributed its ownership interest in Five Star and the Note to National Patent Development Corporation ("NPDC"). On November 24, 2004, GPS completed the spin-off to its shareholders of the common stock of NPDC (the "Spin-Off").

         GPS provided legal, tax, business development, insurance and employee benefit administrative services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month ("the Agreement"). The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement was renewed for 2005. The management fee was increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse GPS $16,666 per month for Jerome I. Feldman's (GPS' Chief Executive Officer) service to the Company effective October 1, 2004. As a result of the Spin-Off, GPS transferred to NPDC the rights and obligations under the Agreement.

         In the first quarter of 2000, the Company expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid-Atlantic States, and as far south as North Carolina. This addition to the sales force generates revenues of approximately $9 million annually. The Company services this new territory from its 236,000 square foot East Hanover, New Jersey facility, from which it also services the Northeast, enabling the Company to leverage its fixed costs over a broader revenue base.

         The Company offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and 3M Company. The Company distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. The Company has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of the Company's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As one of the largest distributors of paint sundry items in the Northeast, the Company enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables the Company to compete as a "low cost" provider. The Company uses a fully computerized warehouse system to track all facets of its distribution operations. The Company has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. The Company is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

         Management takes a proactive approach in coordinating all phases of the Company's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through the Company's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 23,000 stock keeping units (SKUs). The products are loaded onto The Company's trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers locations the following morning.

Additional information about the Company may be found at www.fivestargroup.com
                                                         ---------------------

Customers

      Five Star's largest customer accounted for approximately 3.9% of its sales in 2004 and its 10 largest customers accounted for approximately 13.4% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

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

      Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market. Furthermore, suppliers have grown to trust Five Star's ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace. For example, Minwax, Bestt Liebco and Cabot Stain have utilized Five Star to introduce and distribute some of their new product innovations.

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

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $236 billion in 2004 and are projected to grow at a 5.3% compound rate through 2008.

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

Control by NPDC

         The Company is controlled by the Company's principal stockholder, NPDC, whose interest may not be aligned with those of the Company's other stockholders. As of March 15, 2005 NPDC owned approximately 64% of the Company's outstanding common stock. Accordingly, NPDC will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of the Company's common stock. See Notes 8 and 17 to Notes to Consolidated Financial Statements for a description of transactions between the Company and NPDC.

Item 2. Properties

         Five Star leases 236,000 square feet in New Jersey, 111,000 square feet in Connecticut, 1,300 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March, 2007, and the annual rent is $1,187,000. Five Star's lease for the Connecticut facility expires in February, 2007, and its annual rent is $402,000. The New York sales office pays $19,000 per year in rent and the Maryland office pays $11,000. The Company's White Plains, New York office space is provided by GPS pursuant to the Agreement. GPS, provided legal, tax, business development, insurance and employee benefit administrative services to the Company pursuant to the Agreement for a fee of up to $10,000 per month. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement was renewed for 2005. The Agreement was amended and the management fee was increased to $25,000 per month effective October 1, 2004. As a result of the Spin-Off, GPS transferred to NPDC its rights and obligations under the agreement.

         The facilities leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

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

                                     Part II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The following table presents the high and low prices for the Common Stock for 2004 and 2003. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.

                Quarter                 High           Low

2004            First                    $.30           $.13
                Second                   $.32           $.21
                Third                    $.30           $.14
                Fourth                   $.45           $.19

2003            First                   $0.18           $.09
                Second                  $0.19           $.10
                Third                   $0.21           $.09
                Fourth                  $0.20           $.07

         The number of shareholders of record of the Common Stock as of March 15, 2005 was 3,559 and the closing price of the Common Stock on the OTC Bulletin Board on that date was $.26. The Company has not declared any cash dividends in 2004 and 2003. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

Equity Compensation Plan Information as of December 31, 2004.


------------------------------- ---------------------------- ------------------------- ---------------------------------
Plan category                   Number of securities         Weighted-average          Number of securities
                                to be issued upon            exercise price of         remaining available for
Non-Qualified                   exercise of                  outstanding options       future issuance under
  Stock Option Plan             outstanding options                                    equity compensation
                                                                                       plans (excluding securities
                                                                                       reflected in column(a))
                                         (a)                            (b)                       (c)
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation
plans not approved by                    1,100,000                    $0.14                       1,500,000
security holders
------------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                    1,100,000                    $0.14                       1,500,000
------------------------------- ---------------------------- ------------------------- ---------------------------------

         For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 8 in the Notes to the Consolidated Financial Statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                                       Years Ended December 31,
                                                    ----------------------------------------------------------------
                                                    ------------- ----------- ------------ ------------ ------------

                                                         2004          2003         2002          2001        2000
                                                         ----          ----         ----          ----        ----

Statement of Operations Data:

Revenue                                               $101,982       $95,085     $94,074       $94,908     $93,878
Cost of goods sold                                      82,592        77,366      77,461        78,854      77,372
Selling, general and administrative
 expenses                                               16,329        15,743      14,313        13,576      13,154
Net income                                               1,140           598         391           417         775

Income per share:
Basic                                                   $0.08         $0.04      $0.03           $0.03     $0.06
Diluted                                                 $0.07         $0.04      $0.03           $0.03     $0.06


                                                                     Years Ended December 31,
                                                   --------------------------------------------------------------
                                                   ----------- ------------ ----------- ----------- -------------

                                                         2004        2003         2002        2001        2000
                                                         ----        ----         ----        ----        ----

Balance Sheet Data:

Current assets                                        $39,296     $35,719      $34,214     $35,045     $34,983
Current liabilities                                    35,538      29,651       27,585      28,762      29,183
Non-current liabilities                                    19       2,800        4,500       5,000       5,000
Working capital                                         3,758       6,068        6,629       6,283       5,800
Total assets                                           40,475      36,896       35,366      36,184      36,188
Total stockholders' equity                              4,918       4,445        3,281       2,422       2,005


Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations
Overview

         Five Star is a publicly held company that is a leading distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

         The following key factors affect Five Star's financial and operation performance:

        o   its ability to negotiate the lowest prices from its suppliers,

        o its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses,

        o   the housing market in general,

        o   consumers' confidence in the economy,

        o   consumers' willingness to invest in their homes, and

        o   weather conditions that are conducive to home improvement projects.

         The following key performance measures are utilized by the Company's management to run Five Star's business:

        o   new U.S. housing starts,

        o   sales of existing homes,

        o   sales of high margin products to its customers,

        o   purchases from each vendor, and

        o performance benchmarks used by Home Depot and Lowe's, such as number of stores and square footage, as well as financial benchmarks.

         Five Star operates in the Home Improvement market, which has grown in recent years and for which the Home Improvement Research Institute predicts average annual industry growth of nearly 5% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has not increased at the same rate, and such revenue would have declined if Five Star had not entered into new geographic sales territories as described below. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

         Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, as far south as North Carolina, which has generated additional annual revenues of approximately $9 million since 2000. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.


Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

         The Company recognized income before income taxes of $2 million for the year ended December 31, 2004 as compared to income before income taxes of $1 million for the year ended December 31, 2003. The increase in profitability of $1 million is primarily due to increased gross margin of $1.7 million, mainly offset by an increase in selling, general and administrative expense of $0.5 million

         Sales. Sales increased by $6.9 million from $95.1 million in 2003 to $102 million in 2004. The increase was primarily a result of increased sales to the Company's existing customer base. Sales to existing customers have increased mainly due to Five Star offering more product lines for the retailers to stock, as well as Five Star conducting small local trade shows for its customers to create additional sales. Revenue was favorably affected by clement weather in the Northeast during 2004, causing an increase in home improvement projects.

         Gross margin. Gross margin of $19.4 million or 19% of sales, in 2004 increased by $1.7 million or 9.4%, when compared to gross margin of $17.7 million, or 18.6% of sales, in 2003. The increase in gross margin dollars was primarily the result of increased sales. The increase in gross margin percentages from 2003 to 2004 were primarily a result of improved purchasing efficiencies and product mix sold, partially offset by increased warehousing costs. The Company includes warehousing costs in Cost of Goods Sold.

         Selling, general and administrative. General and administrative expenses increased by $0.6 million or 3% primarily due to increased delivery expenses, salesmen commissions, medical expenses and legal and professional fees.

         Interest expense. The increase in interest expense in 2004 of $0.1 million is the result of an increase in average borrowings related to the Company's Loan Agreement, offset by a decrease in average borrowings related to the Note.

         Income taxes. The company recognized income tax expense of $0.8 million in 2004 and $0.4 in 2003, at an effective income tax rate of 42% for both years.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

         The Company recognized income before income taxes of $1 million for the year ended December 31, 2003 as compared to income before income taxes of $0.7 million for the year ended December 31, 2003. The increase in profitability of $0.3 million is primarily due to increased gross margin of $1.1 million and other income of $0.5 million, primarily offset by an increase in selling, general and administrative expense of $1.4 million.

         Sales. Sales increased by $1 million from $94.1 million in 2002 to $95.1 million in 2003. The slight increase in sales was primarily a result of increased sales to the Company's existing customer base.

         Gross margin. Gross margin of $17.7 million or 18.6% of sales, in 2003 increased by $1.1 million or 6.7%, when compared to gross margin of $16.6 million, or 17.7% of sales, in 2002. The increase in gross margin dollars and percentage was primarily the result of increased sales, improved purchasing efficiencies and product mix sold, partially offset by increased warehousing costs. The Company includes warehousing costs in Cost of Goods Sold.

         Selling, general and administrative. General and administrative expenses increased by $1.4 million or 10% primarily due to increased marketing expenses, office payroll and medical expenses and computer expense.

         Interest expense. The decrease in interest expense in 2003 of $0.1 million is the result of an decrease in interest rates related to the Company's Loan Agreement, as well a decrease in average borrowings related to the Note.

         Income taxes. The company recognized income tax expense of $0.4 million in 2003 and $0.3 million in 2003 at an effective income tax rate of 42% in 2003 and 46% in 2002.

Liquidity and Capital Resources

         At December 31, 2004, the Company had cash of $4,000 and working capital of $3,578,000, a decrease in cash of $2,000 and a decrease in working capital of $2,310,000 from cash of $6,000 and working capital of $6,068,000 as of December 31, 2003, respectively. The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

         The decrease in working capital in 2004 is a result of the reclassification of the $2,800,000 note payable to NPDC from long-term to short-term debt, primary offset by increased accounts receivable due to increased revenue. The decrease in cash in 2004 was due to cash used in operations of $619,000 and cash used for additions to machinery and equipment of

$275,000; offset by cash provided by financing activities of $892,000, consisting of net proceeds from short-term borrowings of $1,549,000, offset by purchases of treasury stock of $657,000.

         On June 20, 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on May 28, 2004, provides for a $28,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.28% at December 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at December 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2004, approximately $18,234,000 was outstanding under the Loan Agreement and approximately $434,000 was available to be borrowed.

         In March 2005, Five Star Group, Inc. amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,000,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

         On June 17, 2004, Five Star Group, Inc. has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

         The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar from June 17, 2004 through December 31, 2004 amount to approximately $19,000, which has been charged to earnings during year ended December 31, 2004.

Contractual Obligations and Commitments

         The following table summarizes long-term debt, capital lease commitments, operating lease commitments, purchase commitments and employment agreements as of December 31, 2004 (in thousands):

                                                                          Payments due in
                                              2005          2006-2007        2008-2009       After 2009         Total
                                              ----          ---------        ---------       ----------         -----

Long-term debt                              $  2,800       $        -       $       -           $    -          $ 2,800
Operating lease commitments                    2,202            2,954             340                -            5,496
Employment agreements                            938              150               -                -            1,088
                                             -------         --------     -----------          -------          -------

Total                                        $ 5,940          $ 3,104            $340          $     -           $9,384



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

Revenue recognition

         Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of Five Star's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 2.1 % and 5.5% as of December 31, 2004 and December 31, 2003, respectively. The Company wrote off approximately $487,000 in uncollectible accounts in 2004.

Recent Accounting Pronouncements

         During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year companies. Five Star is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 31, 2004, the Company had approximately $6.2 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2004, interest expense would vary by $62,000.

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

         Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

         On June 17, 2004, Five Star Group has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

8.                Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Report of Independent Registered Public Accounting Firm                    19

Financial Statements:

    Consolidated Balance Sheets - December 31, 2004 and 2003               20

    Consolidated Statements of Operations and Comprehensive Income -
    Years ended December 31, 2004, 2003 and 2002                           21

    Consolidated Statements of Changes in Stockholders' Equity -
    Years ended December 31, 2004, 2003 and 2002                           22

    Consolidated Statements of Cash Flows -
    Years ended December 31, 2004, 2003 and 2002                           23

    Notes to Consolidated Financial Statements                             24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
Five Star Products, Inc.:

We have audited the accompanying consolidated balance sheets of Five Star Products Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Products Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the Unites States of America.



EISNER LLP
New York, New York
March 4, 2005

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                December 31,          December 31,
                                                                                    2004                 2003
                                                                                    ----
      Assets
Current assets
Cash                                                                          $        4              $       6
Accounts receivable, less allowance
 for doubtful accounts of $306 and $702, respectively                              9,622                  8,870
Inventory                                                                         29,334                 26,427
Deferred income taxes                                                                164                    108
Prepaid expenses and other current assets                                            172                    308
                                                                               ---------              ---------
Total current assets                                                              39,296                 35,719
Machinery and equipment, net                                                         855                   873
Deferred income taxes                                                                178                   140
Other assets                                                                         146                   164
                                                                              ----------             ---------
Total Assets                                                                     $40,475               $36,896
                                                                                 =======               =======

      Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings                                                            $18,234               $16,685
Note payable to NPDC                                                               2,800                     -
Accounts payable and accrued expenses
  (including due to affiliates of $37 and $257, respectively)                     14,504                12,966
                                                                                  ------              --------
Total current liabilities                                                         35,538                29,651
Long-term debt to GP Strategies                                                        -                 2,800
Interest rate collar                                                                  19                     -
                                                                               ---------            ----------
Total Liabilities                                                                 35,557                32,451
                                                                                  ------                ------

Stockholders' equity
Common stock, authorized 30,000,000 shares,
 par value $.01 per share; 17,293,098 shares issued and
 14,310,077 outstanding in 2004 and 17,292,882 shares
  issued and 16,937,651 outstanding in 2003                                          173                   173
Additional paid-in capital                                                         8,552                 8,552
Accumulated deficit                                                               (3,168)               (4,308)
Accumulated other comprehensive income                                                61                    71
Treasury stock, at cost                                                             (700)                  (43)
                                                                              -----------          ------------
Total stockholders' equity                                                         4,918                 4,445
                                                                               ---------             ---------
                                                                                $ 40,475               $36,896
                                                                                ========               =======

        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)

                                                                      Year Ended December 31,

                                                             2004              2003                 2002
                                                             ----              ----                 ----

Sales                                                      $ 101,982         $  95,085         $  94,074
Cost of goods sold                                            82,592            77,366            77,461
                                                              ------           -------          --------
Gross margin                                                  19,390            17,719            16,613

Selling, general and
 administrative expenses                                     (16,329)          (15,743)          (14,313)
                                                             --------          --------          --------

Operating income                                               3,061             1,976             2,300

Other income (loss)                                               16                45              (450)

Interest expense (including amounts
  to affiliates of $224, $312 and $384)                       (1,096)             (990)           (1,131)
                                                              -------          --------         --------

Income before income taxes                                     1,981             1,031               719

Income tax expense                                              (841)             (433)             (328)
                                                            ---------          --------         --------

Net income                                                  $  1,140           $   598          $    391

Other comprehensive income (loss),
 net of tax:
     Change in value of cash flow hedge                          (17)              122                 -
     Tax benefit (expense)                                         7                51                 -
                                                            --------         ---------        ----------

Comprehensive income                                         $ 1,130           $   669           $   391
                                                             =======           =======           =======

Net income per share
 Basic                                                       $0.08            $   0.04          $   0.03
                                                             =====            ========          ========
 Diluted                                                     $0.07            $   0.04          $   0.03
                                                             =====            ========          ========


        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                                       Accumulated
                                                         Common    Additional              Treasury      Other            Total
                                                          Stock     Paid-in   Accumulated    Stock     Comprehensive   Stockholders'
                                                        Par Value   Capital     Deficit      At Cost     Income          Equity
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Balance at December 31, 2001                              $130      $7,589    $(5,297)       $0              $0            $2,422
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Net income                                                                         391                                     391
Purchase of 269,271 shares of treasury stock                                                (35)                           (35)
Issuance of 2,272,727 shares of common stock
 in payment of indebtedness to GP Strategies                23         477                                                 500
Issuance of compensatory stock options                                   3                                                   3
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Balance at December 31, 2002                              $153      $8,069     $(4,906)     $(35)            $0         $3,281
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Net income                                                                         598                                     598
Purchase of 86,000 shares of treasury stock                                                   (8)                           (8)
Issuance of compensatory stock options                                   3                                                   3
Issuance of 2,000,000 shares of common stock
 in payment of indebtedness to GP Strategies                20         480                                                 500
Increase in market value of interest
 rate swap, net of tax                                                                                       71             71
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Balance at December 31, 2003                              $173      $8,552     $(4,308)     $(43)           $71         $4,445
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Net income                                                                       1,140                                   1,140
Purchase of 2,628,000 shares of treasury stock                                              (657)                         (657)
Decrease in market value of interest
 rate swap, net of tax                                                                                      (10)           (10)
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------
Balance at December 31, 2004                              $173      $8,552     $(3,168)    $(700)           $61         $4,918
----------------------------------------------------- ------------ ---------- ----------- ----------- --------------- --------------

        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                      ---------------- -------------- ----------------
                                                                           2004            2003            2002
                                                                           ----            ----            ----
Cash flows from operating activities:
Net income                                                              $  1,140         $   598        $    391
Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
 Depreciation and amortization                                               293             287             267
 Deferred income taxes                                                       (86)            (55)            (51)
 Issuance of compensatory stock options                                        -               3               3
 Loss on interest rate collar                                                 19               -               -
Changes in other operating items:
    Accounts receivable                                                     (752)           (817)          1,053
    Inventory                                                             (2,907)         (2,763)           (339)
    Prepaid expenses and other current assets                                136              64              73
    Accounts payable and accrued expenses                                  1,538           1,298           1,429
                                                                           -----         -------           -----
Net cash (used in) provided by operating activities                       $ (619)         (1,385)          2,826
                                                                          -------        --------          -----

Cash flows from investing activities:
Additions to machinery and equipment                                        (275)           (294)           (229)
                                                                            -----        --------        -------

Cash flows from financing activities:
Net proceeds from (repayments of)
 short-term borrowings                                                     1,549           2,877          (2,606)
Repayments of note payable to GP Strategies                                    -          (1,200)             -
Purchase of treasury stock                                                  (657)             (8)            (35)
                                                                            -----      ----------       --------
Net cash provided by (used in)
 financing activities                                                        892           1,669          (2,641)
                                                                             ---          ------         -------

Net decrease in cash                                                          (2)            (10)            (44)
Cash at beginning of period                                                    6              16              60
                                                                         -------        --------       ---------
Cash at end of period                                                     $    4        $      6        $     16
                                                                          ======        ========        ========

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
 Interest                                                                  $ 979          $  990         $ 1,148
                                                                           =====          ======         =======
 Income tax                                                                $ 522          $  530        $    171
                                                                           =====          ======        ========
Non-cash financing activity:
Exchange of long-term debt to
 GP Strategies for common stock                                          $     -          $  500       $     500
                                                                         =======          ======       =========



        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.       Business and relationship with National Patent Development Corporation

Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc. which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At December 31, 2004 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         The Company, which was then 37.5% owned by GP Strategies Corporation ("GPS"), purchased its business from GPS in 1998 in exchange for cash and a $5,000,000 unsecured 8% note payable ("the Note"). In 2002 and 2003, GPS converted $1,000,000 principal amount of the Note into 4,272,727 shares of the Company's common stock. In 2004, the Company, through a tender offer, repurchased approximately 2,628,000 shares of its common stock. The conversion of the Note and the tender offer increased GPS' ownership in the Company to approximately 64%. On July 30, 2004, GPS contributed its ownership interest in Five Star and the Note to NPDC. On November 24, 2004, GPS completed the spin-off to its shareholders of the common stock of NPDC.

2.       Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition. Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Reclassifications. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2004 classifications.

Inventory. Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products, and includes allocated warehousing costs.

Machinery and equipment. Fixed assets are carried at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated primarily on a straight-line basis over estimated useful lives of the assets.

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $4,756,000, $4,416,000 and $4,441,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $91,000, $57,000 and $57,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. The estimated fair value for the Company's $2,800,000 fixed rate note payable to NPDC and GPS approximated carrying values at December 31, 2004 and 2003, respectively, using calculations based on market rates. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities. SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings (See Note 3).

Recent Accounting Pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95,

Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year companies. Five Star is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown below under "Stock-based compensation"

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

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

Had the Company determined compensation cost based on the fair value method at the grant date for its stock options under SFAS No. 123, the Company's net income and per share amounts would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                 Year Ended December 31,
                                           2004              2003         2002
                                           ----              ----         ----
Net income - as reported                 $1,140              $598         $391
Compensation expense net of tax             (12)              (18)         (33)
                                            ----             -----      -------
Pro forma net income                     $1,128              $580         $358
                                         ======              ========     ====

Per share data
Basic - as reported                       $0.08             $0.04        $0.03
Basic - pro forma                         $0.08             $0.04        $0.03
Diluted - as reported                     $0.07             $0.04        $0.03
Diluted - pro forma                       $0.07             $0.04        $0.03

The Company did not grant any options during 2004 and 2003. The weighted-average fair value of options granted in 2002 was approximately $0.08 using the Black-Scholes option-pricing model with the following assumptions.

    Volatility                                                73%
    Risk -free interest rate                          2.52%-4.14%
    Expected life in years                                     3
    Dividend yield                                            0%

Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the years ended December 31, 2003 and 2002 options outstanding to purchase approximately 1,530,000 and 1,700,000 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive.

Earnings per share (EPS) for the years ended December 31, 2004, 2003 and 2002 are computed as follows (in thousands, except per share amounts):

                                                                   Year ended December 31,
                                                         ---------------------------------------------
                                                         --------------- -------------- --------------
                                                              2004            2003             2002
                                                              ----            ----             ----
        Basic EPS
        Net income                                          $ 1,140           $  598       $    391
                                                            -------           ------       --------

        Weighted average shares outstanding                  14,967           15,442         13,742
                                                             ------           ------         ------

        Basic earnings per share                            $ 0.08           $  0.04       $   0.03
                                                            ------           -------       --------

        Diluted EPS
        Net income                                          $ 1,140           $  598       $    391
                                                            -------           ------       --------

        Weighted average shares outstanding                  14,967           15,442         13,742

        Dilutive effect of stock options                        395            _____             74
                                                             ------            -----      ---------

        Weighted average shares
         outstanding, diluted                                15,362           15,442        13,816
                                                             ------           ------       -------

        Diluted earnings per share                           $ 0.07          $  0.04     $    0.03
                                                             ------          -------     ---------


3.       Short-term borrowings

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan

Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on May 28, 2004, provides for a $28,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.28% at December 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at December 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2004 and 2003, approximately $18,234,000 and $16,685,000 was outstanding under the Loan Agreement and approximately $434,000 and $480,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2004 the Company was in compliance with all required covenants.

In March 2005, Five Star Group, Inc. amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,000,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $105,000 and $122,000 at December 31, 2004 and 2003, respectively and is included in other assets in the accompanying balance sheets.

On June 17, 2004, Five Star Group, Inc. also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount. Changes in the fair value of the collar from June 17, 2004 through December 31, 2004 amount to approximately $19,000, which has been charged to earnings during the year ended December 31, 2004 and is shown as a non-current liability in the accompanying 2004 balance sheet.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $123,000, $125,000 and $110,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

5.       Machinery and equipment

Machinery and equipment consist of the following (in thousands):


                                                    December 31,             Estimated
                                                    ------------
                                                 2004               2003     useful lives
                                                 ----               ----     ------------

Machinery and equipment                           383               $308     5-7 years
Furniture and fixtures                          1,196              1,029        5 years
Leasehold improvements                            872                839     3-9 years
                                                  ---             ------
                                                2,451              2,176
Accumulated depreciation and amortization      (1,596)            (1,303)
                                               -------            -------
                                                 $855             $  873
                                                 ====             ======

Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 was $293,000, $287,000, and $267,000, respectively.

6.       Related party transactions

(a)  Management agreement

GPS provided legal, tax, business development, insurance and employee benefit administrative services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month ("the Agreement"). The Agreement was automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement is renewed for 2005. The management fee was increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse GPS for $16,666 per month for Mr. Feldman's (GPS' Chief Executive Officer) service to the Company effective October 1, 2004. As a result of the spin-off of NPDC, GPS transferred to NPDC the rights and obligations under the Agreement.

Fees incurred under the Agreement totaled $215,000, $100,000 and $98,000, for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2003, the amount due to GPS under the Agreement which is included in accounts payable and accrued expenses was $257,000. At December 31, 2004, the amount due to NPDC under the Agreement was $37,000, which is included in accounts payable and accrued expenses.

In addition, GPS and NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed GPS and NPDC for such expense, which amounted to approximately $239,000, $338,000 and $98,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

(b) Related party debt

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bears interest at 8%, which is payable quarterly, and matures on June 30, 2005. The Note is subordinated to the indebtedness under the Loan Agreement (see Note 3) according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. Pursuant to the provisions of the Subordination Agreement, the Company made repayments to GPS in the aggregate amount of $1,200,000 during 2003. In addition, in 2002 and 2003, GPS also exchanged $500,000 principal amount ($1,000,000 in total) of the Note for 2,272,727 and 2,000,000 shares of the Company's common stock, respectively. In connection with the 2003 exchange, in consideration for GPS agreeing to exchange at a price of $0.25 per share, which was at a significant premium to the market price of the Company's common stock on the day prior to the approval of the transaction, the Company agreed to terminate the voting agreement and thereby GPS obtained a controlling financial interest in the Company. The balance of the Note was $2,800,000 as of December 31, 2004.

(c)  Other related party transactions

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

7.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

----------------------------------------------- -------------- -------------- ------------------
Years ended December 31,                             2004           2003           2002
----------------------------------------------- -------------- -------------- ------------------
Current
Federal                                              $703           $372         $  286
State and local                                       224            116             93
                                                    -----          -----        -------
Total current expense                                 927            488            379
                                                    -----          -----         ------
Deferred
Federal                                               (67)           (43)           (38)
State and local                                       (19)           (12)           (13)
                                                   -------        ------        -------
Total deferred (benefit)                              (86)           (55)           (51)
                                                   -------        ------        -------
Total income tax expense                             $841           $433         $  328
                                                     ----           ----         ------

As of December 31, 2004 and 2003, net deferred income taxes consist of the following (in thousands):

                                                                           December 31,
                                                                      ---------------------------
                                                                      ------------ --------------
Deferred tax assets (liabilities)                                        2004         2003
                                                                         ----         ----

    Allowance for doubtful accounts                                      $ 98         $ 64
    Accrued compensation                                                    3            6
    Inventory                                                              63           38
                                                                         ----        -----
    Total current deferred tax assets                                     164          108

    Machinery and equipment                                               214          191
    Interest rate collar                                                    8            -
    Deferred compensation                                                  39           39
    Interest rate swap                                                    (44)         (51)
                                                                          ----        ----
    Total long-term deferred tax assets                                   217          179

    Valuation allowance                                                   (39)         (39)
                                                                         -----       -----

    Net long-term deferred tax assets                                     178          140

Net deferred tax assets                                                  $342          $248
                                                                         ====          ====

A reconciliation between the Company's tax provision and the U.S. statutory rate follows (in thousands):

--------------------------------------- -------------- -------------- ----------
Years ended December 31,                    2004              2003        2002
--------------------------------------- -------------- -------------- ----------
--------------------------------------- -------------- -------------- ----------
Tax at U.S. statutory rate                  $673              $350      $  245
State and local taxes net of
 Federal benefit                             135                69          51
Items not deductible                          25                23          19
Valuation allowance adjustment                 -                 -           1
Other                                          8                (9)         12
                                          ------            ------      ------
Income taxes                                $841              $433        $ 328
                                            ====              ====        =====

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance was unchanged during 2004 and 2003, and increased by $1,000 during 2002.

8.       Stock options

On January 1, 1994, the Company's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan (the "Stock Option Plan"), which became effective August 5, 1994. The Stock Option Plan, as amended provides for 4,000,000 shares of Common Stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiaries, and to consultants and other individuals providing services to the Company.

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

Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years. At December 31, 2004, the Company had 1,500,000 shares of common stock reserved for future grants under the Stock Option Plan.

Activity relating to stock options granted by the Company:

                                            Number of         Weighted-Average
                                             Shares            Exercise Price
    Balance at December 31, 2001             2,500,000           0.18
         Granted                               675,000           0.15
         Cancelled                            (245,000)          0.27
                                              ---------
    Balance at December 31, 2002             2,930,000           0.16
          Cancelled                         (1,400,000)          0.13
                                            -----------
    Balance at December 31, 2003             1,530,000           0.19
          Cancelled                           (430,000)          0.33
                                            -----------
    Balance at December 31, 2004             1,100,000           0.14
                                             =========
    Exercisable at December 31, 2004           770,000           0.14
                                               =======

The following table summarizes information about the Plan's options at December 31, 2004:

              Exercise              Number             Weighted-Average            Number            Weighted-Average
               Price             Outstanding            Years Remaining         Exercisable          Years Remaining
          ----------------- ----------------------- ------------------------ ------------------- -------------------------
          ----------------- ----------------------- ------------------------ ------------------- -------------------------
                 0.14                    900,000                  2.0                630,000               1.9
                 0.15                     50,000                  2.3                 50,000               2.3
                 0.16                    150,000                  2.6                 90,000               2.6
          ----------------- ----------------------- ------------------------ ------------------- -------------------------
          ----------------- ----------------------- ------------------------ ------------------- -------------------------
                  Total                1,100,000                  2.1                770,000               2.0

9.       Commitments and contingencies

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

                                                Machinery and
                         Real Property            equipment         Total
          ---------- ----------------------- --------------------- -------------
          2005               $  1,768               $   434         $  2,202
          2006                  1,779                   373            2,152
          2007                    436                   366              802
          2008                      -                   302              302
          2009                      -                    38               38
          ---------- ----------------------- --------------------- -------------
          ---------- ----------------------- --------------------- -------------
          Total              $  3,983               $ 1,513           $5,496

  During 2004, 2003, and 2002, the Company incurred $2,886,000, $2,914,000 and
  $2,882,000, respectively, of rental expenses. GPS has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.

10.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                  2004       2003        2002
                                                  ----       ----        ----
        Balance at beginning of year             $ 702       $640        $631
        Charged to expense                          91        107         438
        Uncollectible accounts written off,
          net of recoveries                       (487)       (45)       (429)
                                                  -----     -----        ----
        Balance at end of year                   $ 306       $702        $640
                                                 =====       ====         ====


11.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2004 and 2003 (in thousands):

                                                           December 31,
                                                        2004         2003
        Accounts payable                              $11,597      $11,477
        Accrued expenses                                1,313        1,029
        Due to NPDC/GPS                                    37          257
        Other                                           1,557          203
                                                        -----   ----------
                                                      $14,504      $12,966

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES



                  Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

                                                        March 31           June 30     September 30       December 31
                                                        --------           -------     ------------       -----------
2004:
             Sales                                      $ 26,991          $ 27,302          $ 26,678           $ 21,011
             Cost of goods sold                           22,522            22,362            21,934             15,774
             Gross margin                                  4,469             4,940             4,744              5,237
             Net income (loss)                               259               244               126                511
             Earnings (loss) per share:
                Basic                                       $0.02             $0.01             $0.01              $0.04
                Diluted                                     $0.02             $0.01             $0.01              $0.03

2003:
             Sales                                       $25,215           $24,442              $25,396         $20,032
             Cost of goods sold                           20,907            20,297               20,614          15,548
             Gross margin                                  4,308             4,145                4,782           4,484
             Net income                                      230                71                  242              55
             Earnings per share:
                Basic                                      $0.02             $0.00               $0.02            $0.00
                Diluted                                    $0.02             $0.00               $0.02            $0.00


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

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2004. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. In 1959 he founded GP Strategies Corporation ("GPS"), a global provider of training and e-Learning solutions. He has been a director of GSE Systems, Inc., ("GSE"), a real-time simulations company since 1994 and Chairman of the Board of GSE since 1997, Chairman of the Board and Chief Executive Officer of NPDC since August 2004 and a director of Valera Pharmaceuticals, Inc. since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Age 76

         Charles Dawson has been President of the Company and of Five Star Group, Inc. ("Five Star") since 2002 and Vice President and a director of the Company since 1999. Since 1993 Mr. Dawson has held several managerial positions with Five Star. Age 49

         Bruce Sherman has been Executive Vice President, Sales of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association. Age 52

         Steven Schilit has been Executive Vice President, Chief Operating Officer of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and since 1981 has held several executive positions with Five Star. Age 58

         John Moran has been a director of the Company since 2002. He is Chief Executive Officer of GSE and a director of GSE since November 2003 and had been Vice President of GPS since 2001, President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001 and from 1994 to 2000 he was Group President, Training and Technologies Group of General Physics Corporation. Age 54

         Carll Tucker has been a director of the Company since 2002. In 1986 he founded Trader Publications and was its President until 1999, which published The Patent Trader newspaper and various local magazines, newsletters and programs for cultural institutions in Westchester, Putnam and Fairfield counties. Trader Publications was sold to Gannett Corporation in 1999. Mr. Tucker is the author of a weekly newspaper column in the Westchester Patent Trader, "Looseleaves", since 1983. Mr. Tucker is also a Trustee of Northern Westchester Hospital Center and was its Chairman of the Board from 1999-2001. Age 52

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and to furnish copies of such reports to the Company.

         Based solely on its review of copies of such reports for 2004, the Company believes that during 2004, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Audit Committee

         The Company has established an Audit Committee of the Board of Directors consisting of Carll Tucker. The Board of Directors has determined that Mr. Tucker qualifies as an "audit committee financial expert" under applicable SEC regulations and satisfies the independence requirements of the SEC.

Code of Ethics

         The Company has adopted a Code of Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. The Code of Ethics and Conduct of Business Policy is available on the Company's website at www.fivestargroup.com. A copy of this Code of Business Conduct and Ethics is also incorporated by reference into this report as Exhibit 14.1. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver on its website at www.fivestargroup.com. The Company will also provide a copy of such Code of Ethics and Code of Business Policy to any person upon written request made to the Company's Secretary in writing to the following address: Five Star Products, Inc., Attn: Secretary, 777 Westchester Avenue, White Plains, NY 10604, with a copy to Five Star Products, Inc., General Counsel at the same address.

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star, to its President and to the Company's other executive officers for services rendered to Five Star in 2004.

                           SUMMARY COMPENSATION TABLE


                                                      Annual
                                                   Compensation
                                               Salary        Bonus     All Other
Name and Principal Position        Year         ($)           ($)         ($)
---------------------------        ----         ---           ---         ---
Charles Dawson                     2004       251,933       55,000      1,170(1)
President                          2003        234,018       40,000       695(1)
                                   2002        226,615       20,000       602(1)

Steven Schilit                     2004        211,140       55,000     8,181(2)
Executive Vice President and       2003        212,027       40,000     5,968(2)
Chief Operating Officer            2002        201,475     -0-          5,391(2)

Bruce Sherman                      2004        219,013       55,000     6,842(3)
Executive Vice President           2003        232,173       40,000     5,748(3)
Sales                              2002        221,650       20,000     5,115(3)


(1)      Consists of executive life insurance premiums.

(2) Consists of $5,200, $4,800 and $4,400 as matching contributions made by the Company to the 401(k) Savings Plan for 2004, 2003 and 2002, respectively, and $2,981, $1,168, and $991 for executive life insurance premiums for 2004, 2003 and 2002, respectively.

(3) Consists of $5,088, $4,800 and $4,400 as matching contributions made by the Company to the 401(k) Savings Plan for 2004, 2003 and 2002 respectively, and $1,754, $948 and $718 for executive life insurance premiums for 2004, 2003 and 2002, respectively.

Option Grants in 2004

No options were granted to the named executive officers in 2004.

                       Aggregate Option Exercises in 2004
                        And Fiscal Year-End Option Values

         The following table and note contain information concerning the exercise of stock options under the Plan during 2004 and unexercised options under the Plan held at the end of 2004 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.

                                                                      Number of                              Value of
                                                                     Securities                             Unexercised
                                                                     Underlying                            In-the-Money
                    Shares Acquired                                  Unexercised                            Options at
                           on              Value                Options at 12/31/2004                     12/31/2004 ($)
         Name         Exercise ($)      Realized ($)       Exercisable       Unexercisable       Exercisable        Unexercisable
         ----         ------------      ------------       -----------       -------------       -----------        -------------
Charles Dawson              -0-              -0-             120,000             30,000             $16,800               $4,200
Steven Schilit              -0-              -0-             120,000             30,000             $16,800               $4,200
Bruce Sherman               -0-              -0-             120,000             30,000             $16,800               $4,200
                    ----------------- ----------------- ------------------ ------------------- ----------------- ------------------
                    ----------------- ----------------- ------------------ ------------------- ----------------- ------------------
                            -0-              -0-             360,000             90,000             $50,400              $12,600

(1)   Calculated  based on $0.28,  which the closing  price of the Common Stock as was quoted on the OTC Bulletin  Board on December
      31, 2004, which is operated by the NASDAQ Stock Market.

Directors Compensation

         During 2004, directors who were not employees of the Company or its subsidiaries received $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

Employment Agreements

         Charles Dawson. As of November 28, 2001, Charles Dawson and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Dawson is employed as President of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

         Commencing January 1, 2002, Mr. Dawson's base salary is $225,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Dawson will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr. Dawson's target bonus for the years 2004 and 2005, will be $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Dawson under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Dawson with an automobile.

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

         Commencing January 1, 2002, Mr. Sherman's base salary is $220,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Sherman will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr. Sherman's target bonus for the years 2004 and 2005, will be $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Sherman under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is also required to provide Mr. Sherman with an automobile.

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

         Commencing January 1, 2002, Mr. Schilit's base salary is $200,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Schilit will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr. Schilit's target bonus for the years 2004 and 2005, will be $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, the Company granted Mr. Schilit under the Company's option plan, options to purchase 150,000 shares of the

Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is required also to provide Mr. Schilit with an automobile.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information as of March 15, 2005, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all executive officers and directors of the Company as a group.

                                                       Beneficial Ownership

                                                    Number of        Percentage
Name and Address                                 Common Shares        of Class

National Patent Development Corporation           9,133,417(1)          63.8%
777 Westchester Avenue
White Plains, NY 10604

Jerome I. Feldman                                   120,000(2)            *

Charles Dawson                                      120,000(3)            *

Bruce Sherman                                       120,000(3)            *

Steven Schilit                                      120,000(3)            *

John Moran                                          120,000(3)            *

Carll Tucker                                         50,000(3)            *

All directors and executive officers
as a group (6 persons)                              650,000(3)          4.1
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1)      See "Certain Relationships and Related Transactions."

(2) Includes and 120,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman.

(3) Includes 120,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Feldman, Dawson, Sherman, Schilit, Moran, and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Tucker, and 650,000 shares for all executives and officers as a group.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following is information as of December 31, 2004 about shares of Company Common Stock that may be issued upon exercise of options under the Company's Non-Qualified Stock Option Plan. For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 10 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2004.


------------------------------- ---------------------------- ------------------------- ---------------------------------
Plan category                   Number of securities         Weighted-average          Number of securities
Non-Qualified                   to be issued upon            exercise price of         remaining available for
Stock Option Plan               exercise of                  outstanding options,      future issuance under
                                outstanding options,         warrants and rights       equity compensation
                                warrants and rights                                    plans (excluding securities
                                                                                       reflected in column(a)
                                (a)                          (b)                      (c)
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation             (outstanding options)        (weighted average         number of options left
plans not approved                                           price)
by security holders                      1,100,000                    $0.14                       1,500,000
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                    1,100,000                    $0.14                       1,500,000
------------------------------- ---------------------------- ------------------------- ---------------------------------

Item 13.      Certain Relationships and Related Transactions

         On September 30, 1998, the Company purchased its business from GP Strategies Corporation ("GPS"), for approximately $16,500,000 in cash and a five year, 8%, $5,000,000 unsecured promissory note (the "Note"). The maturity of the Note has been extended until June 30, 2005, as amended on March 31, 2004.

         On August 2, 2002 the Company entered into a transaction to reduce its long-term debt to GPS. The principal amount of the Note was reduced by $500,000 to $4,500,000. In connection with this debt reduction, GPS received 2,272,727 shares of the Company's common stock. The transaction valued the Company's common stock at $0.22 per share, which was a premium to the open market value at that time. As a result of this transaction, GPS' ownership of the Company increased to approximately 48% from approximately 37% of the Company's outstanding shares of common stock.

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

         On June 20, 2003, GPS entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with the Company and its lenders that permits the annual repayment of principal on the Note. Pursuant to the provisions of the Subordination Agreement, in 2004 GPS received partial repayment from the Company in the amount of $1,200,000, which along with the exchange transaction described above reduced the outstanding principal amount of the Note from $4,500,000 to $2,800,000. On July 30, 2004, GPS contributed its ownership interest in the Company and the Note to NPDC. On November 24, 2004, GPS completed the spin-off of the common stock NPDC.

         On February 6, 2004, the Company announced an issuer tender offer through which it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004, the Company announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,628,000 shares of common stock were tendered and acquired by the Company. The effect of the tender offer and the exchange transactions described above was to increase GPS' ownership in the Company to approximately 64%.

         If, following the tender offer, GPS were to increase its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which GPS is the common parent. As a member of such affiliated group, Five Star would be included in GPS's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. The agreement between GPS and Five Star also provided that, if Five Star became a member of the affiliated group, GPS and Five Star would enter into a tax sharing agreement pursuant to which Five Star would make tax sharing payments to GPS equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in GPS affiliated group. As a result of the spin-off of NPDC, which held GPS's interest in Five Star, NPDC would enter into such tax sharing agreement in lieu of GPS.

    GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses and leases for certain equipment, totaling approximately $1,589,000 per year through the first quarter of 2007. GPS's guarantee of such leases was in effect when the Company's business was conducted by a wholly-owned subsidiary of GPS. In 1998, GPS sold substantially all of the operating assets of the Five Star business to the predecessor corporation of the Company. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GPS's guarantee. GPS's guarantees have continued after the Spin-Off.

         Five Star's White Plains, New York office space is provided by GPS pursuant to the Management Services Agreement described below.

         In 2004, Michael Feldman received $17,000 from the Company and in 2003 received $51,000 from the Company. Michael Feldman is the son of Jerome I. Feldman. Jerome I. Feldman, is the Chairman of the Board of the Company. John Moran, the Chief Executive Officer of GSE and a former executive of the GPS is a director of the Company and Andrea D. Kantor, the Vice President and General Counsel of GPS, is also the General Counsel of the Company.

         GPS provided legal, tax, business development, insurance and employee benefit administrative services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month ("the Agreement"). The Agreement was automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement was renewed for 2005. The management fee was increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse GPS for $16,666 per month for Mr. Feldman's (GPS' Chief Executive Officer) service to the Company effective October 1, 2004. As a result of the spin-off of NPDC, GPS transferred to NPDC the rights and obligations under the Agreement.

         Fees incurred under the Agreement totaled $215,000, $100,000 and $98,000, for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2003, the amount due to GPS under the Agreement which is included in accounts payable and accrued expenses was $257,000. At December 31, 2004, the amount due to NPDC under the Agreement was $37,000, which is included in accounts payable and accrued expenses.

         In addition, GPS and NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed GPS and NPDC for such expense, which amounted to approximately $239,000, $338,000 and $98,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees

         The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the Company's independent auditors, Eisner LLP:

                                              December 31,        December 31,
                                                  2004                2003
                                                  ----                ----
           Audit Fees(a)........................$100,000.        $108,850
           Audit-Related Fees(b)................$.10,000.        $  10,000
           Tax Fees                                0                   -0-
           All other Fees..........................0.....              -0-
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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page

Report of Independent Registered Public Accounting Firm                     19

Financial Statements:

         Consolidated Balance Sheets - December 31, 2004 and 2003           20

         Consolidated Statements of Operations and Comprehensive Income -
         Years ended December 31, 2004, 2003 and 2002                       21

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2004, 2003 and 2002                       22

         Consolidated Statements of Cash Flows -
         Years ended December 31, 2004, 2003 and 2002                       23

         Notes to Consolidated Financial Statements                         24

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

Dated:   March 31, 2004

Signature                             Title


Charles Dawson                President, and Director
                              (Principal Executive and Operating Officer)



Jerome I. Feldman             Chairman of the Board



Bruce Sherman                 Executive Vice President, Sales and Director



Steven Schilit                Executive Vice President, Chief Operating Officer
                              and Director



Gregory Golkov                Chief Financial Officer
                              (Principal Financial and Accounting Officer)


John Moran                     Director

                                INDEX TO EXHIBITS

Exhibit No.                                 Document

   3. Amended Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

   3.1    Amended By-laws of the Registrant. Incorporated herein by reference to
          Exhibit 3.1 of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003.

   10. 1994 Stock Option Plan of the Registrant as amended on January 1, 2002. Incorporated herein by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.1 Management Services Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252.

   10.2 Amended Voting Agreement, dated as of June 30, 2002 between Registrant and GP Strategies Corporation. Incorporated herein by reference to
          Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

   10.3 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.4 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.5 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.6 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

   10.7 Memorandum of Agreement by and between Five Star Group and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

   10.11 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.*

   10.12 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.*

   10.13 Amended Note in the amount of $2,800,000 dated December 19, 2003, between the Registrant and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

   10.14 Amended Note in the amount of $2,800,000 dated March 31, 2004, between the Registrant and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

   10.15 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.16 Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson. Incorporated herein by reference to

          Exhibit 10.12 of the Registrant's Annual Repot on Form 10-K for the year ended December 31, 2001.

   10.17 Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman. Incorporated herein by reference to
          Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.18 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit. Incorporated herein by reference to
          Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.19 Agreement dated as of January 22, 2004, between the Company and GP Strategies Corporation. Incorporated herein by reference to Exhibit 99(d) of the Registrant Schedule TO filed on February 6, 2004.

   10.20 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation. Incorporated herein by reference to
          Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

   14.1   Code of Ethics Policy. Incorporated herein by reference to Exhibit
          14.1 of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003

   21.    Subsidiaries*

   22.    N/A

   31.1   Certification of Chief Executive Officer*

   31.2   Certification of Chief Financial Officer*

   32.1   Certification Pursuant to 18 U.S.C. Section 1350*

 _______
   * Filed herewith