Form 10-Q
period 2005-03-31
FIVE STAR PRODUCTS INC
filed 2005-05-16
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________ to ______________

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

Indicate by check mark whether registrant is an accelerated filer.   Yes   No X

Number of shares outstanding of each of issuer's classes of common stock as of May 2, 2005:

Common Stock, par value $0.01 per share                   14,309,577 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              March 31, 2005 and December 31, 2004                          1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months Ended March 31, 2005 and 2004                    2

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2005 and 2004                    3

            Notes to Consolidated Condensed Financial
              Statements                                                    4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks     14

Item 4.    Controls and Procedures                                         14

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                15

           Signatures                                                      16

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                                                  March 31,          December 31,
                                                                                    2005                     2004
                                                                                    ----                     ----
                                                                                 (unaudited)
     ASSETS
Current assets
Cash                                                                           $         3            $        4
Accounts receivable, net                                                            18,171                 9,622
Inventory                                                                           29,231                29,334
Prepaid expenses and other current assets                                              627                   336
                                                                                 ---------              --------
Total current assets                                                                48,032                39,296
                                                                                    ------                ------

Machinery and equipment, net                                                           827                   855
Deferred income taxes                                                                   89                   178
Other assets                                                                           383                   146
                                                                                ----------           -----------
                                                                                  $ 49,331               $ 40,475
                                                                                  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                                             $ 27,955               $ 18,234
Accounts payable and accrued expenses
 (including due to affiliates of $29 and $37)                                       13,458                 14,504
Note payable to National Patent Development Corporation                              2,800                  2,800
                                                                                 ---------              ---------
Total current liabilities                                                           44,213                 35,538

Interest rate collar                                                                    44                     19
                                                                               -----------             ----------
Total Liabilities                                                                   44,257                 35,557

Stockholders' equity
Common stock                                                                           173                    173
Additional paid-in capital                                                           8,552                  8,552
Accumulated deficit                                                                 (3,149)                (3,168)
Accumulated other comprehensive income                                                 198                     61
Treasury stock, at cost                                                               (700)                  (700)
                                                                               ------------              ---------
Total stockholders' equity                                                           5,074                  4,918
                                                                                ----------                -------
                                                                                  $ 49,331               $ 40,475
                                                                                  ========               ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                                            Three Months Ended
                                                                                March 31,
                                                                            2005                2004
                                                                            ----                ----

Sales                                                                   $ 28,239            $ 26,991
Cost of goods sold                                                        23,835              22,522
                                                                        --------            --------
Gross margin                                                               4,404               4,469

 Selling, general and administrative expenses                             (3,974)             (3,823)
                                                                       ----------             -------

Operating income                                                             430                 646

Other income (loss)                                                          (19)                 11

Interest expense                                                            (379)               (211)
                                                                       ----------          ----------

Income  before income taxes                                                   32                 446

Income tax expense                                                           (13)               (187)
                                                                      -----------          ----------

Net income (loss)                                                      $      19           $     259
                                                                       ===========         =========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                                           236                (318)
Tax benefit (expense)                                                        (99)                133
                                                                     ------------         ----------

Comprehensive income                                                   $     156             $    74
                                                                       ===========           =======

Net income per share
 Basic and diluted                                                    $     .00           $     .02
                                                                      =========           =========






See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                                     Three Months
                                                                                    ended March 31,
                                                                     ----------------------------------------------
                                                                                2005                     2004
                                                                                ----                     ----
Cash flows from operations:
Net income                                                                    $   19               $      259
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                                    77                       70
 Interest rate collar                                                             25                        -
 Deferred tax asset                                                              (10)                       -
Changes in other operating items:
 Accounts receivable                                                          (8,549)                  (6,205)
 Inventory                                                                       103                      385
 Prepaid expenses and other current assets                                      (291)                     167
 Accounts payable and accrued expenses                                        (1,046)                    (557)
                                                                            ---------                 --------
Net cash used in operating activities                                         (9,672)                  (5,881)
                                                                            ---------               ----------

Cash flows used in investing activities:
Additions to property, plant and equipment                                       (50)                     (78)
                                                                             --------                ---------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                        9,721                    5,959
                                                                            --------                 --------
Net cash provided by financing activities                                      9,721                    5,959
                                                                             -------                 --------

Net decrease in cash                                                              (1)                       -
Cash at beginning of period                                                        4                        6
                                                                          ----------               ----------
Cash at end of period                                                      $        3              $        6
                                                                           ==========              ==========

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
 Interest                                                                    $    380                  $  211
 Income taxes                                                                $    580                 $    82

Non cash investing and financing activities:
 Treasury stock acquired with payables                                              -                   $ 657


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

        Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At March 31, 2005 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         The Company, which was then 37.5% owned by GP Strategies Corporation ("GPS"), purchased its business from GPS in 1998 in exchange for cash and a $5,000,000 unsecured 8% note payable ("the Note"). In 2002 and 2003, GPS converted $1,000,000 principal amount of the Note into 4,272,727 shares of the Company's common stock. In 2004, the Company repurchased approximately 2,628,000 shares of its common stock through a tender offer. The conversion of the Note and the tender offer increased GPS' ownership in the Company to approximately 64%. On July 30, 2004, GPS contributed its ownership interest in Five Star and the Note to NPDC. On November 24, 2004, GPS completed the spin-off to its shareholders of the common stock of NPDC.

Basis of reporting

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at March 31, 2005, and the results of its operations and cash flows for the quarter then ended. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-K.

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

                                                                (Continued)

Inventory

         Inventory is valued at the lower of cost, using the first in, first-out
(FIFO) method, or market. Inventory consists solely of finished products.

Reclassifications

         Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2005 classifications.

2.       Short-term borrowings

         In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in March 2005, provides for a $30,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.69% at March 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (5.75% at March 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2005 and December 31, 2004, approximately $27,955,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $521,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2005 the Company was in compliance with all required covenants.

         In April 2005, Five Star Group, Inc. amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,800,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating

                                                                (Continued)
rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $341,000 and $105,000 at March 31, 2005 and December 31, 2004, respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended March 31, 2005 the Company recognized a loss of $25,000, as part of other income, for the changes in the fair value of the interest rate collar.

4.       Note payable to JL Distributors, Inc.

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bears interest at 8%, which is payable quarterly, and matures on June 30, 2005. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of March 31, 2005. The Company is currently negotiating an extension of the maturity date of the Note, subject to approval by the Board of Directors of the Company and NPDC, respectively.

                                                                (Continued)

5.       Earnings per share

         Earnings per share (EPS) for the quarter ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                             Three months
                                                            ended March 31,
                                                             2005            2004
                                                             ----            ----
    Basic EPS
            Net income                                     $   19         $     259
                                                           ------         ---------

    Weighted average shares outstanding                    14,310            16,938
                                                           ------            ------

           Basic earnings per share                     $    .00           $   .02
                                                        --------           -------

    Diluted EPS
           Net income                                      $   19         $     259
                                                           ------         ---------

    Weighted average shares outstanding                    14,310            16,938
    Dilutive effect of stock options                          499               260
                                                         --------         ---------
      Diluted weighted average shares outstanding          14,809            17,198
                                                           ------            ------

           Diluted earnings per share                   $    .00           $   .02
                                                        --------           -------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding. For the quarter ended March 31, 2004, 405,000 option shares were excluded, as their effect is anti-dilutive.

                                                                (Continued)

                                        8
6.       Stock-based compensation

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

                                                           Three months
                                                         Ended March 31,
                                                          2005          2004
                                                          ----          ----

   Reported net income                                  $ 19          $  259
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                                     -               -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                                    (3)             (3)
                                                    ---------          ------

   Pro-forma net income                                 $ 16          $  256
                                                        ----          ------

   Basic earnings per share:
        As reported                                    $ .00           $ .02
                                                       -----           -----
        Pro forma                                      $ .00           $ .02
                                                       -----           -----

   Diluted earnings per share:
        As reported                                    $ .00           $ .02
                                                       -----           -----
        Pro forma                                      $ .00           $ .01
                                                       -----           -----

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

Results of Operations

The Company had income before income taxes of $32,000 for the quarter ended March 31, 2005, as compared to income before income taxes of $446,000 for the quarter ended March 31, 2004. The decrease in income before income taxes for the quarter ended March 31, 2005 was primarily the result of increased delivery expense, interest expense and management fees charged by NPDC.

Sales

The Company had sales of $28,239,000 for the quarter ended March 31, 2005, as compared to sales of $26,991,000 for the quarter ended March 31, 2005. The increase in sales was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

Gross margin

Gross margin decreased to $4,404,000, or 15.6% of net sales, for the quarter ended March 31, 2005, as compared to $4,469,000, or 16.6% of net sales, for the quarter ended March 31, 2004. The decrease in gross margin dollars and gross margin percentage for the quarter ended March 31, 2005 is primarily a result of increased purchases during the period, an unfavorable shift in the product mix sold and increased warehouse expenses.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,974,000 for the quarter ended March 31, 2005, as compared to $3,823,000 for the quarter ended March 31, 2004. The increase in SG&A expenses was primarily attributable to increases in salesmen commissions, in delivery expenses and in medical expenses; offset by a decrease in legal and professional fees.

Other income

The Company had other losses of $19,000 for the quarter ended March 31, 2005, as compared to other income of $11,000 for the quarter ended March 31, 2004. The decrease in other income for the quarter ended March 31, 2005 is mainly a result of the Company recognizing a loss of $25,000 for the change in the fair value of the interest rate collar.

Interest expense

The Company had interest expense of $379,000 for the quarter ended March 31, 2005, as compared to interest expense of $211,000 for the quarter ended March 31, 2004. The increase in interest expense for the quarter ended March 31, 2005 is a result of an increase in average short-term borrowings and interest rates.

Income taxes

The effective income tax rate remained at approximately 42% for the quarter ended March 31, 2005 and 2004, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash of $3,000. Management believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the three months ended March 31, 2005, the Company's working capital increased by $61,000 from $3,758,000 to $3,819,000, which was primarily due to increased accounts receivable, other current assets and decreased accounts payable and accrued expenses, offset by increased short-term borrowings.

The decrease in cash of $1,000 for the three months ended March 31, 2005 resulted from cash used by operations of $9,672,000 and cash used by additions to property, plant and equipment of $50,000, offset by cash provided by short-term borrowings of $9,721,000.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in March 2005, provides for a $30,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.69% at March 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (5.75% at March 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2005 and December 31, 2004, approximately $27,955,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $521,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2005 the Company was in compliance with all required covenants.

In April 2005, Five Star Group, Inc. amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,800,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $341,000 and $105,000 at March 31, 2005 and December 31, 2004, respectively and is included in other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended March 31, 2005 the Company recognized a loss of $25,000, as part of other income, for the changes in the fair value of the interest rate collar.

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bears interest at 8%, which is payable quarterly, and matures on June 30, 2005. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of March 31, 2005. The Company is currently negotiating an extension of the maturity date of the Note, subject to approval by the Board of Directors of the Company and NPDC, respectively.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2005.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2004.

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

                            PART II OTHER INFORMATION


Item 6.                         Exhibits


                  10.1 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.

                  31.1 Certification of Chief Executive Officer of the Company, dated May 16, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer of the Company, dated May 16, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 16, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            FIVE STAR PRODUCTS, INC.




DATE: May 16, 2005                          Charles Dawson
                                            President




DATE: May 16, 2005                          Greg Golkov
                                            Chief Financial Officer