Form 10-Q
period 2005-06-30
FIVE STAR PRODUCTS INC
filed 2005-08-12
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                 to
                               -------------------------------   --------------

Commission File Number:                     033-78252
                        --------------------------------------------------------


                            FIVE STAR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3729186
------------------------------------                ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer .
incorporation or organization)                            Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY          10604
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


Number of shares outstanding of each of issuer's classes of common stock as of August 5, 2005:

Common Stock, par value $0.01 per share                14,309,577 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              June 30, 2005 and December 31, 2004                         1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months and Six Months Ended June 30, 2005 and 2004    2

           Consolidated Condensed Statements of Cash Flows -
              Three Months and Six Months Ended June 30, 2005 and 2004    3

            Notes to Consolidated Condensed Financial
              Statements                                                  4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks   14

Item 4.    Controls and Procedures                                       14

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                              15

           Signatures                                                    16

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                             June 30,           December 31,
                                                               2005                     2004
                                                               ----                     ----
                                                            (unaudited)
     ASSETS
Current assets
Cash                                                      $         3            $        4
Accounts receivable, net                                       16,397                 9,622
Inventory                                                      25,674                29,334
Prepaid expenses and other current assets                         464                   336
                                                            ---------              --------
Total current assets                                           42,538                39,296
                                                               ------                ------

Machinery and equipment, net                                      819                   855
Deferred income taxes                                             136                   178
Other assets                                                      238                   146
                                                           ----------           -----------
                                                             $ 43,731               $ 40,475
                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                        $ 24,944               $ 18,234
Accounts payable and accrued expenses
 (including due to affiliates of $95 and $37)                  10,569                 14,504
Note payable to National Patent Development Corporation         2,800                  2,800
                                                            ---------              ---------
Total current liabilities                                      38,313                 35,538

Interest rate collar                                               10                     19
                                                          -----------             ----------
Total Liabilities                                              38,323                 35,557

Stockholders' equity
Common stock                                                      173                    173
Additional paid-in capital                                      8,552                  8,552
Accumulated deficit                                            (2,730)                (3,168)
Accumulated other comprehensive income                            113                     61
Treasury stock, at cost                                          (700)                  (700)
                                                          ------------              ---------
Total stockholders' equity                                      5,408                  4,918
                                                           ----------                -------
                                                             $ 43,731               $ 40,475
                                                             ========               ========


   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                      June 30,
                                                       2005            2004               2005           2004
                                                       ----            ----               ----           ----

Sales                                                $ 29,579        $ 27,302           $ 57,818       $ 54,293
Cost of goods sold                                     23,975          22,362             47,810         44,884
                                                     --------        --------           --------       --------
Gross margin                                            5,604           4,940             10,008          9,409

 Selling, general and
    administrative expenses                            (4,473)         (4,199)            (8,447)        (8,022)
                                                    ----------         -------         ----------        -------

Operating income                                        1,131             741              1,561          1,387

Other income (loss)                                        45             (45)                26            (34)

Interest expense                                         (453)           (268)              (832)          (479)
                                                    ----------      ----------         ----------     ----------

Income  before income taxes                               723             428                755            874

Income tax expense                                       (304)           (184)              (317)          (371)
                                                  ------------      ----------       ------------     ----------

Net income (loss)                                  $      419       $     244         $      438      $     503
                                                   ============     =========         ============    =========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                       (145)            428                 91            110
Tax benefit (expense)                                      61            (180)               (38)           (47)
                                                   ----------     ------------       ------------    -----------

Comprehensive income                                $     335        $    492          $     491       $    566
                                                    ===========      ========          ==========      ========

Net income per share
 Basic and diluted                                 $     .03       $     .02          $     .03      $     .03
                                                   =========       =========          =========      =========




   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months
                                                                ended June 30,
                                                       ----------------------------------------
                                                       ----------------- ----------------------
                                                            2005                     2004
                                                            ----                     ----
Cash flows from operations:
Net income                                                $  438               $      503
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                               155                      143
 Interest rate collar                                         (9)                      57
 Deferred tax asset                                            4                      (24)
Changes in other operating items:
 Accounts receivable                                      (6,775)                  (4,187)
 Inventory                                                 3,660                    2,639
 Prepaid expenses and other current assets                  (128)                     259
 Accounts payable and accrued expenses                    (3,935)                  (4,075)
                                                        ---------               ----------
Net cash used in operating activities                     (6,590)                  (4,685)
                                                        ---------               ----------

Cash flows used in investing activities:
Additions to property, plant and equipment                  (121)                    (150)
                                                        ---------               ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings                    6,710                    5,491
Purchase of treasury stock                                     -                     (657)
                                                       ---------                ----------
Net cash provided by financing activities                  6,710                    4,834
                                                           -----                 --------

Net decrease in cash                                          (1)                      (1)
Cash at beginning of period                                    4                        6
                                                       ---------               ----------
Cash at end of period                                  $       3               $        5
                                                       ==========              ==========

Supplemental disclosures of cash flow information: Cash paid during the periods for:
 Interest                                              $     813                   $  459
 Income taxes                                          $     711                   $  213



   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

        Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At June 30, 2005 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

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

Basis of reporting

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2005, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-K.

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

2.       Short-term borrowings

         In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on June 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 60% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (5.34% at June 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6% at June 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2005 and December 31, 2004, approximately $24,944,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $650,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2005 the Company was in compliance with all required covenants.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $196,000 and $105,000 at June 30, 2005 and December 31, 2004,
respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and six months ended June 30, 2005 the Company recognized a gain of $34,000 and $9,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter ended and six months ended June 30, 2004 the Company recognized a loss of $57,000 as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $10,000 and $19,000 at June 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets..

4.       Note payable to JL Distributors, Inc.

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of June 30, 2005.

On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company will pay NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%.

5.       Earnings per share

         Earnings per share (EPS) for the quarter and six months ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                             Three months                    Six months
                                                             ended June 30,                 ended June 30,
                                                            2005        2004                2005       2004
                                                            ----        ----                ----       ----
Basic EPS
        Net income                                       $   419     $     244           $   438    $     503
                                                         -------     ---------           -------    ---------

Weighted average shares outstanding                       14,310        14,310            14,310       15,624
                                                          ------        ------            ------       ------

       Basic earnings per share                        $    .03       $   .02          $    .03      $   .03
                                                       --------       -------          --------      -------

Diluted EPS
       Net income                                        $   419     $     244           $   438    $     503
                                                         -------     ---------           -------    ---------

Weighted average shares outstanding                       14,310        14,310            14,310       15,624
Dilutive effect of stock options                             704           424               626          361
                                                        --------     ---------          --------    ---------
  Diluted weighted average shares                         15,014        14,734            14,936       15,985
                                                          ------        ------            ------       ------
   outstanding

       Diluted earnings per share                      $    .03       $   .02          $    .03      $   .03
                                                       --------       -------          --------      -------

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

                                                             Three months                      Six months
                                                            ended June 30,                   ended June 30,
                                                             2005         2004                 2005        2004
                                                             ----         ----                 ----        ----

   Reported net income                                    $ 419         $  244              $ 438        $  503
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                                        -              -                  -             -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                                       (3)            (3)                (5)           (6)
                                                       ---------         ------          ---------        ------

   Pro-forma net income                                   $ 416         $  241              $ 433        $  497
                                                          -----         ------              -----        ------

   Basic earnings per share:
        As reported                                       $ .03          $ .02              $ .03         $ .03
                                                          -----          -----              -----         -----
        Pro forma                                         $ .03          $ .02              $ .03         $ .03
                                                          -----          -----              -----         -----

   Diluted earnings per share:
        As reported                                       $ .03          $ .02              $ .03         $ .03
                                                          -----          -----              -----         -----
        Pro forma                                         $ .03          $ .02              $ .03         $ .03
                                                          -----          -----              -----         -----



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

Results of Operations

The Company had income before income taxes of $723,000 for the quarter ended June 30, 2005, as compared to income before income taxes of $428,000 for the quarter ended June 30, 2004. The increase in income before income taxes for the quarter ended June 30, 2005 was primarily the result of increased gross margin, offset by increased selling, delivery and interest expense, as well as management fees charged by NPDC.

The Company had income before income taxes of $755,000 for the six months ended June 30, 2005, as compared to income before income taxes of $874,000 for the six months ended June 30, 2004. The decrease in income before income taxes for the six months ended June 30, 2005 was primarily a result of increased interest expense and management fees charged by NPDC.

Sales

The Company had sales of $29,579,000 and $57,818,000 for the quarter and six months ended June 30, 2005, respectively, as compared to sales of $27,302,000 and $54,293,000 for the quarter and six months ended June 30, 2004, respectively. The increase in sales for the quarter and six month ended June 30, 2005 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

Gross margin

Gross margin increased to $5,604,000, or 18.9% of net sales, for the quarter ended June 30, 2005, as compared to $4,940,000, or 18.1% of net sales, for the quarter ended June 30, 2004. The increase in gross margin dollars and gross margin percentage for the quarter ended June 30, 2005 was a result of an increase in sales and a favorable shift in the product mix sold.

Gross margin increased to $10,008,000, or 17.3% of net sales, for the six months ended June 30, 2005, as compared to $9,409,000, or 17.3% of net sales, for the six months ended June 30, 2004. The increase in gross margin dollars for the six months ended June 30, 2005 was a result of an increase in sales.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,473,000 for the quarter ended June 30, 2005, as compared to $4,199,000 for the quarter ended June 30, 2004. The increase in SG&A expenses was primarily attributable to increases in management fees charged by NPDC, salesmen commissions and in delivery expenses.

The Company had selling, general and administrative (SG&A) expense of $8,447,000 for the six months ended June 30, 2005, as compared to $8,022,000 for the six months ended June 30, 2004. The increase in SG&A expenses was primarily attributable to increases in management fees charged by NPDC, salesmen commissions, in delivery expenses and in medical expenses; partially offset by a decrease in legal and professional fees.

Other income

The Company had other income of $45,000 for the quarter ended June 30, 2005, as compared to other losses of $45,000 for the quarter ended June 30, 2004. The increase in other income was mainly a result of the Company recognizing a gain of $34,000 for the quarter ended June 30, 2005 and a loss of $57,000 for the quarter ended June 30, 2004, for the change in the fair value of the interest rate collar.

The Company had other income of $26,000 for the six months ended June 30, 2005, as compared to other losses of $34,000 for the six months ended June 30, 2004. The increase in other income was mainly a result of the Company recognizing a gain of $9,000 for the six months ended June 30, 2005 and a loss of $57,000 for the six months ended June 30, 2004, for the change in the fair value of the interest rate collar.

Interest expense

The Company had interest expense of $453,000 and $832,000 for the quarter and six months ended June 30, 2005, respectively, as compared to interest expense of $268,000 and $479,000 for the quarter and six months ended June 30, 2004, respectively. The increase in interest expense for the quarter and six months ended June 30, 2005 was a result of an increase in average short-term borrowings and interest rates.

Income taxes

The effective income tax rate remained at approximately 42% for the quarter and six months ended June 30, 2005 and 2004, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash of $3,000. Management believes that cash generated from operations and borrowing availability under the existing credit agreement will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the six months ended June 30, 2005, the Company's working capital increased by $467,000 from $3,758,000 to $4,225,000, which was primarily due to increased accounts receivable and decreased accounts payable and accrued expenses, offset by increased short-term borrowings and decreased inventory.

The decrease in cash of $1,000 for the six months ended June 30, 2005 resulted from (i) cash used by operations of $6,590,000, primarily consisting of an increase in accounts receivable of $6,775,000 and a decrease in accounts payable and accrued expenses of $3,935,000, offset by a decrease in inventory of $3,660,000; (ii) cash used by additions to property, plant and equipment of $121,000, (iii) offset by cash provided by short-term borrowings of $6,710,000.

The increase in accounts receivable, which caused a decrease in operating cash flows, is primarily the result of: (i) the Company offering extended credit terms to customers who placed orders during the Company's annual first quarter trade shows and (ii) the cyclical nature of the do-it-yourself industry, whereas during the first quarter of the fiscal year retail sales are often sluggish and customers are slower to pay. The decrease in accounts payable and accrued expenses, which caused a decrease in operating cash flows, is primarily a result of payments made to the Company's trade vendors. The decrease in inventory, which caused an increase in operating cash flows, is the result of the Company selling through its inventory, while minimizing the level of new purchases. The increase in short-tem borrowings, which caused an increase in financing cash flows, is the result of the Company borrowing under its Loan and Security Agreement to finance the shortfall in operating cash flows.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on June 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 60% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (5.34% at June 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6% at June 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2005 and December 31, 2004, approximately $24,944,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $650,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2005 the Company was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $196,000 and $105,000 at June 30, 2005 and December 31, 2004, respectively and is included in other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and six months ended June 30, 2005 the Company recognized a gain of $34,000 and $9,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $10,000 and $19,000 at June 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets.

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company will pay NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2005.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each quarter in the ordinary course of accounting. As the Company carries finished goods which turn over several times a year, the Company does not record a reserve for inventory obsolescence. The Company expenses defective finished goods in the period the defect is discovered.


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

Item 4.           Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Chief Executive Officer and Chief Financial Officer have also concluded that the Company's current disclosure controls and procedures are designed, and are effective as of the evaluation date, to give reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION


Item 6.     Exhibits


             10.1 Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.*

             10.2 Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and National Patent Development Corporation.*

             31.1 Certification of Chief Executive Officer of the Company, dated August 15, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.*

             31.2 Certification of Chief Financial Officer of the Company, dated August 15, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.*

             32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 15, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.*

------
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              FIVE STAR PRODUCTS, INC.




DATE: August 12, 2005                         Charles Dawson
                                              President




DATE: August 12, 2005                         Greg Golkov
                                              Chief Financial Officer