Form 10-Q
period 2005-09-30
FIVE STAR PRODUCTS INC
filed 2005-11-15
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                                to
                               -------------------------------   ---------------

Commission File Number:                     033-78252
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

Indicate by check mark whether registrant is an accelerated filer. Yes _  No X

Number of shares outstanding of each of issuer's classes of common stock as of November 5, 2005:

Common Stock, par value $0.01 per share                     14,309,577 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)

           Consolidated Condensed Balance Sheets -
              September 30, 2005 and December 31, 2004                      1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income - Three Months
              and Nine Months Ended September 30, 2005 and 2004             2

           Consolidated Condensed Statements of Cash Flows -
              Three Months and Nine Months Ended
              September, 2005 and 2004                                      3

            Notes to Consolidated Condensed Financial
              Statements                                                    4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks     15

Item 4.    Controls and Procedures                                         15

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                16

           Signatures                                                      17

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                                      September 30,        December 31,
                                                                          2005                     2004
                                                                          ----                     ----
                                                                       (unaudited)
     ASSETS
Current assets
Cash                                                                 $         3            $        4
Accounts receivable, net                                                  13,701                 9,622
Inventory                                                                 23,942                29,334
Prepaid expenses and other current assets                                  1,119                   336
                                                                         -------              --------
Total current assets                                                      38,765                39,296
                                                                          ------                ------

Machinery and equipment, net                                                 772                   855
Deferred income taxes                                                         76                   178
Other assets                                                                 393                   146
                                                                      ----------           -----------
                                                                        $ 40,006               $ 40,475
                                                                        ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                                   $ 20,923               $ 18,234
Accounts payable and accrued expenses
 (including due to affiliates of $65 and $37)                             11,452                 14,504
Note payable to National Patent Development Corporation                    2,800                  2,800
                                                                       ---------              ---------
Total current liabilities                                                 35,175                 35,538

Interest rate collar                                                          23                     19
                                                                     -----------             ----------
Total Liabilities                                                         35,198                 35,557

Stockholders' equity
Common stock                                                                 173                    173
Additional paid-in capital                                                 8,552                  8,552
Accumulated deficit                                                       (3,421)                (3,168)
Accumulated other comprehensive income                                       204                     61
Treasury stock, at cost                                                     (700)                  (700)
                                                                     ------------              ---------
Total stockholders' equity                                                 4,808                  4,918
                                                                      ----------                -------
                                                                        $ 40,006               $ 40,475
                                                                        ========               ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                      September 30,
                                                       2005            2004               2005           2004
                                                       ----            ----               ----           ----

Sales                                                $ 26,899        $ 26,678           $ 84,717       $ 80,971
Cost of goods sold                                     23,470          21,934             71,280         66,818
                                                     --------        --------           --------        -------
Gross margin                                            3,429           4,744             13,437         14,153

 Selling, general and
    administrative expenses                            (4,201)         (4,314)           (12,648)       (12,336)
                                                    ----------         -------        -----------       --------

Operating income (loss)                                  (772)            430                789          1,817

Other income (loss)                                        (6)             68                 20             34

Interest expense                                         (413)           (287)            (1,245)          (766)
                                                    ----------      ----------       ------------     ----------

Income (loss) before income taxes                      (1,191)            211               (436)         1,085

Income tax (expense) benefit                              500             (85)               183           (456)
                                                  -----------        ---------        ----------      ----------

Net income (loss)                                 $      (691)      $     126        $      (253)     $     629
                                                  ============      =========        ============     =========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                        156            (231)               247            122
Tax benefit (expense)                                     (65)             97               (103)           (51)
                                                  ------------      ---------       -------------    -----------

Comprehensive income (loss)                        $     (600)        $    (8)        $     (109)      $    558
                                                   =============      ========        ============     ========

Net income (loss) per share
 Basic and diluted                                $     (.05)      $     .01         $     (.02)     $     .04
                                                  ===========      =========         ===========     =========




   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine Months
                                                                                  ended September 30,
                                                                     ----------------------- ----------------------
                                                                                2005                     2004
                                                                                ----                     ----
Cash flows from operations:
Net income (loss)                                                            $  (253)                $   629
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                                   238                     218
 Interest rate collar                                                              4                      (4)
 Deferred tax asset                                                               (2)                      2
Changes in other operating items:
 Accounts receivable                                                          (4,079)                 (2,954)
 Inventory                                                                     5,392                   3,445
 Prepaid expenses and other current assets                                      (783)                    234
 Accounts payable and accrued expenses                                        (3,052)                 (3,451)
                                                                            ---------               ---------
       Net cash used in operating activities                                  (2,535)                 (1,881)
                                                                            ---------               ---------

Cash flows used in investing activities:
Additions to property, plant and equipment                                      (155)                    (203)
                                                                            ---------               ----------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                        2,689                    2,740
Purchase of treasury stock                                                         -                     (657)
                                                                         -----------                ----------
       Net cash provided by financing activities                               2,689                    2,083
                                                                               -----                 --------

Net decrease in cash                                                              (1)                      (1)
Cash at beginning of period                                                        4                        6
                                                                          ----------               ----------
Cash at end of period                                                      $        3              $        5
                                                                           ==========              ==========

Supplemental disclosures of cash flow information: Cash paid during the periods for:
 Interest                                                                  $    1,232                  $  746
 Income taxes                                                                $    898                  $  343



   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


                                        8
1.       Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

         Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At September 30, 2005 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

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

Basis of reporting

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at September 30, 2005, and the results of its operations and cash flows for the quarter and nine months then ended. The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-K.

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

2.       Short-term borrowings

         In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (5.36% at September 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6.75% at September 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2005 and December 31, 2004, approximately $20,923,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $2,359,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the three months ended September 30, 2005 the Company was not in compliance with the covenant that required a certain minimum fixed charge coverage ratio, however, for the period, the Company received a waiver of default from the Lender.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The fair value of the interest rate swap amounted to $352,000 and $105,000 at September 30, 2005 and December 31, 2004, respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and nine months ended September 30, 2005 the Company recognized a loss of $14,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter ended and nine months ended September 30, 2004 the Company recognized a gain of $61,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $23,000 and $19,000 at September 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets.

4.       Note payable to JL Distributors, Inc.

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%.

         The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of June 30, 2005 and September 30, 2005.

5.       Earnings per share

         Earnings per share (EPS) for the three months and nine months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                          Three months                      Nine months
                                                       ended September 30,              ended September 30,
                                                            2005        2004                 2005       2004
                                                            ----        ----                 ----       ----
Basic EPS
        Net income (loss)                               $   (691)     $    126           $   (253)   $     629
                                                        ---------     --------           ---------   ---------

Weighted average shares outstanding                       14,310        14,310             14,310       15,185
                                                          ------        ------             ------       ------

       Basic earnings (loss) per share                $    (.05)      $   .01          $    (.02)     $   .04
                                                      ----------      -------          ----------     -------

Diluted EPS
       Net income (loss)                                $   (691)     $    126            $   172    $     629
                                                        ---------     --------            -------    ---------

Weighted average shares outstanding                       14,310        14,310             14,310       15,185
Dilutive effect of stock options                             710           338                658          352
                                                        --------     ---------           --------    ---------
  Diluted weighted average shares                                                               8
                                                                                                -
   outstanding                                            15,020        14,648             14,96        15,537
                                                          ------        ------             -----        ------

       Diluted earnings (loss) per share              $    (.05)      $   .01          $    (.02)     $   .04
                                                      ----------      -------          ----------     -------

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

                                                             Three months                      Nine months
                                                         ended September 30,               ended September 30,
                                                             2005         2004                 2005        2004
                                                             ----         ----                 ----        ----

   Reported net income (loss)                            $ (691)        $  126             $ (253)       $  629
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                                        -              -                  -             -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                                       (3)            (3)                (8)           (9)
                                                       ---------         ------          ---------        ------

   Pro-forma net income (loss)                           $ (694)        $  123             $ (261)       $  620
                                                         -------        ------             -------       ------

   Basic earnings (loss) per share:
        As reported                                      $ (.05)         $ .01             $ (.02)        $ .04
                                                         -------         -----             -------        -----
        Pro forma                                        $ (.05)         $ .01             $ (.02)        $ .04
                                                         -------         -----             -------        -----

   Diluted earnings (loss) per share:
        As reported                                      $ (.05)         $ .01             $ (.02)        $ .04
                                                         -------         -----             -------        -----
        Pro forma                                        $ (.05)         $ .01             $ (.02)        $ .04
                                                         -------         -----             -------        -----


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Overview

Five Star is a leading distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

Results of Operations

The Company had losses before income taxes of $1,191,000 for the three months ended September 30, 2005, as compared to income before income taxes of $211,000 for the three months ended September 30, 2004. The decrease in income before income taxes for the three months ended September 30, 2005 was primarily the result of decreased gross margin, as well as increased interest expense and management fees charged by NPDC.

The Company had losses before income taxes of $436,000 for the nine months ended September 30, 2005, as compared to income before income taxes of $1,085,000 for the nine months ended September 30, 2004. The decrease in income before income taxes for the nine months ended September 30, 2005 was primarily a result of decreased gross margin, increased interest expense, delivery expense and management fees charged by NPDC.

Sales

The Company had sales of $26,899,000 and $84,717,000 for the three months and nine months ended September 30, 2005, respectively, as compared to sales of $26,678,000 and $80,971,000 for the three months and nine months ended September

30, 2004, respectively. The increase in sales for the three months ended September 30, 2005 was a result of rising prices due to increased raw material costs for certain of the Company's vendors. The increase in sales for the nine months ended September 30, 2005 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

Gross margin

Gross margin decreased to $3,429,000, or 12.7% of net sales, for the three months ended September 30, 2005, as compared to $4,744,000, or 17.8% of net sales, for the three months ended September 30, 2004. Gross margin decreased to $13,437,000, or 15.9% of net sales, for the nine months ended September 30, 2005, as compared to $14,153,000, or 17.5% of net sales, for the nine months ended September 30, 2004. The decrease in gross margin dollars and gross margin percentage for the three months and nine months ended September 30, 2005 was a result of an unfavorable shift in the product mix sold, increased price-based competition, an increase in pricing by vendors, in particular for petroleum-based products, as well as some resistance to price increases by customers.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,201,000 for the three months ended September 30, 2005, as compared to $4,314,000 for the three months ended September 30, 2004. The decrease in SG&A expenses was primarily attributable to a decrease in salesmen commissions and office salaries, slightly offset by increases in management fees charged by NPDC and in delivery expenses.

The Company had selling, general and administrative (SG&A) expense of $12,648,000 for the nine months ended September 30, 2005, as compared to $12,336,000 for the nine months ended September 30, 2004. The increase in SG&A expenses was primarily attributable to increases in management fees charged by NPDC, salesmen commissions and auto expense, in delivery expenses and in medical expenses, partially offset by a decrease in office salaries and legal and professional fees.

Other income

The Company had other losses of $6,000 for the three months ended September 30, 2005, as compared to other income of $68,000 for the three months ended September 30, 2004. The decrease in other income was mainly a result of the Company recognizing a loss $14,000 to recognize the change in the fair value of the interest rate collar for the three months ended September 30, 2005, and recognizing gain of $61,000 for the three months ended September 30, 2004, for the change in the fair value of the interest rate collar.

The Company had other income of $21,000 for the nine months ended September 30, 2005, as compared to other income of $34,000 for the nine months ended September 30, 2004. The decrease in other income for the nine months ended September 30,

2005 was a result of the Company recognizing $15,000 in late charge income and $10,000 in other income, offset by a losses of $4,000 for the change in the fair value of the interest rate collar; and for the nine months ended September 30, 2004, a gain of $4,000 for the change in the fair value of the interest rate collar, $18,000 in late charge income, and $12,000 in other income.

Interest expense

The Company had interest expense of $413,000 and $1,245,000 for the three months and nine months ended September 30, 2005, respectively, as compared to interest expense of $287,000 and $766,000 for the three months and nine months ended September 30, 2004, respectively. The increase in interest expense for the three months and nine months ended September 30, 2005 was a result of an increase in average short-term borrowings and interest rates.

Income taxes

The effective income tax rate remained at approximately 42% for the three months and nine months ended September 30, 2005 and 2004, which is the anticipated annualized effective rate.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash of $3,000. Management believes that cash generated from operations and borrowing availability under the existing credit agreement will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the nine months ended September 30, 2005, the Company's working capital decreased by $168,000 from $3,758,000 to $3,590,000, which was primarily due to net losses for the period.

The decrease in cash of $1,000 for the nine months ended September 30, 2005 resulted from (i) cash used by operations of $2,535,000, primarily consisting of an increase in accounts receivable of $4,079,000 and a decrease in accounts payable and accrued expenses of $3,052,000, offset by a decrease in inventory of $5,392,000; (ii) cash used by additions to property, plant and equipment of $155,000, (iii) offset by cash provided by short-term borrowings of $2,689,000.

The increase in accounts receivable, which caused a decrease in operating cash flows, is primarily the result of: the cyclical nature of the do-it-yourself industry, whereas during the beginning of the fiscal year retail sales are often sluggish and customers are slower to pay. The decrease in accounts payable and accrued expenses, which caused a decrease in operating cash flows, is primarily a result of payments made to the Company's trade vendors. The decrease in inventory, which caused an increase in operating cash flows, is the result of the Company selling through its inventory, while minimizing the level of new purchases. The increase in short-tem borrowings, which caused an increase in financing cash flows, is the result of the Company borrowing under its Loan and Security Agreement to finance the shortfall in operating cash flows.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (5.36% at September 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6.75% at September 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2005 and December 31, 2004, approximately $20,923,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $2,359,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the three months ended September 30, 2005 the Company was not in compliance with the covenant that required a certain minimum fixed charge coverage ratio, however, for the period, the Company received a waiver of default from the Lender.

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The fair value of the interest rate swap amounted to $352,000 and $105,000 at September 30, 2005 and December 31, 2004, respectively and is included in other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the three months ended and nine months ended September 30, 2005 the Company recognized a loss of $14,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $23,000 and $19,000 at September 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets.

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company will pay NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of June 30, 2005 and September 30, 2005.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2004 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2005.

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

                            PART II OTHER INFORMATION


Item 6.     Exhibits


            10.1 Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.*

            10.2 Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital
            Corporation, as Lender.*

            31.1 Certification of Chief Executive Officer of the Company, dated November 14, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.*

            31.2 Certification of Chief Financial Officer of the Company, dated November 14, 2005 pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.*

            32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.*

------
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                 FIVE STAR PRODUCTS, INC.




DATE: November 14, 2005                          Charles Dawson
                                                 President




DATE: November 14, 2005                          Greg Golkov
                                                 Chief Financial Officer