Form 10-K
period 2005-12-31
FIVE STAR PRODUCTS INC
filed 2006-03-31
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended     December 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the transition period from             to

                        Commission File Number 333-78252

                            FIVE STAR PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                         13-3729186
(State of Incorporation)                    (I.R.S. Employer Identification No.)

777 Westchester Avenue                                    10604
(Address of principal executive offices)                (Zip Code)

                                 (914) 249-9700
                         Registrant's telephone number,
including area code:

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.01 Par Value
                                                   ----------------------------
                                                          (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes   ___ No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ____ No __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No____ -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer__     Non-accelerated filer_X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes __ __ No __X__ --- -

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share held by non-affiliates as of June 30, 2005 was approximately $2,122,226 based on the closing price of the Common Stock on the OTC Bulletin Board, which is operated by NASDAQ Stock Market.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2006:


       Class                                                    Outstanding

Common Stock, par value $.01 per share                       14,396,077 shares

DOCUMENTS INCORPORATED BY REFERENCE         None

                                TABLE OF CONTENTS
PART I                                                                                         Page
         Item 1. Business....................................................................... 1

         Item 1A. Risk Factors..................................................................6

         Item 1B. Unresolved Staff Comments.....................................................7

         Item 2. Properties.....................................................................7

         Item 3. Legal Proceedings..............................................................8

         Item 4. Submission of Matters to a Vote of Security Holders............................8

PART II
         Item 5. Market for the Registrant's Common
         Equity and Related Stockholder Matters.................................................8

         Item 6. Selected Financial Data.......................................................10

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................11

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................17

         Item 8. Financial Statements and Supplementary Data...................................20

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure....................................37

         Item 9A. Controls and Procedures......................................................37

PART III
         Item 10. Directors and Executive Officers of the Registrant...........................38

         Item 11. Executive Compensation.......................................................40

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management. and Related Stockholder Matters................................45

         Item 13. Certain Relationships and Related Transactions...............................46

         Item 14. Principal Accounting Fees and Services.......................................49

PART IV
         Item 15. Exhibits, Financial Statement Schedules......................................50

         Signatures        ....................................................................51


Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

                                     PART I

Item 1:  Business

General Development of Business

         Five Star Products Inc. (the "Company" or "Five Star") is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two state -of -the -art warehouse facilities, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star's New Jersey headquarters. At December 31, 2005 Five Star is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         The Company, which was then 37.5% owned by GP Strategies Corporation ("GPS"), purchased its business from GPS in 1998 in exchange for cash and a $5,000,000 unsecured 8% note payable ("the Note"). In 2002 and 2003, GPS converted $1,000,000 principal amount of the Note into 4,272,727 shares of the Company's common stock. In 2004, the Company, through a tender offer, repurchased approximately 2,628,000 shares of its common stock. The conversion of the Note and the tender offer increased GPS' ownership in the Company to approximately 64%. On July 30, 2004, GPS contributed its ownership interest in Five Star and the Note to National Patent Development Corporation ("NPDC"). On November 24, 2004, GPS completed the spin-off to its shareholders of the common stock of NPDC (the "Spin-Off"). . The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%.

         NPDC provided legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The management fee increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman's (NPDC's Chief Executive Officer) for service to the Company effective October 1, 2004. The agreement was renewed for 2006. On January 1, 2006 the management fee was reduced from $25,000 to $14,167. As a result of the spin-off of NPDC, GPS transferred to NPDC the rights and obligations under this Agreement.

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

         The Company offers products from leading manufacturers such as Valspar/Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, Newell/Irwin, USG, Stanley Tools, Minwax and 3M Company. The Company distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. The Company has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of the Company's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

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

         Management takes a proactive approach in coordinating all phases of the Company's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through the Company's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a hand held device computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 23,000 stock keeping units (SKUs). The products are loaded onto the Company's trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers locations the following morning.

         Additional information about the Company may be found at www.fivestargroup.com

Customers

         Five Star's largest customer accounted for approximately 4.0% of its sales in 2005 and its 10 largest customers accounted for approximately 13.7% of such sales. All such customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Management Information System

         All of Five Star's inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM AS/400 computer system. In addition, Five Star's software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of Five Star's operations. Five Star also maintains a salesperson-order-entry system, which allows the salesperson to scan product information and then download the information to a hand held device. The hand held device contains all product and customer information and interacts with the AS/400.

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

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $270 billion in 2005 and are projected to grow at a 5.75% compound rate through 2009.

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

Employees

         The Company employs approximately 245 people. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 94 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

Item 1A  Risk Factors

         Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company.

Expiration of Leases for Warehouse Facilities

         The Company's leases for its Connecticut and New Jersey facilities expire in the first quarter of 2007. At this time the Company is exploring its options, but has not yet renewed the current facility leases, nor entered into leases for new facilities. Our inability to enter into leases under favorable terms could have a material adverse impact on our business.

The loss of our key personnel, including our executive management team, could harm our business.

         Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel. The loss of one or more of our key personnel and a failure to attract or promote suitable replacements for them may adversely affect our business.

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

Control by NPDC

         The Company is controlled by the Company's principal stockholder, NPDC, whose interest may not be aligned with those of the Company's other stockholders. As of March 15, 2006 NPDC owned approximately 64% of the Company's outstanding common stock. Accordingly, NPDC will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of the Company's common stock. See Notes 3 and 6 to Notes to Consolidated Financial Statements for a description of transactions between the Company and NPDC.

Item 1B. Unresolved Staff Comments

         None

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

         The leases for the Company's Connecticut and New Jersey warehouse facilities expire in the first quarter of 2007. The Company is exploring alternatives. See "Risk Factors - Expiration of Leases for Warehouse Facilities".

         Except as described above, the current facilities leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

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

                                     PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
                  Matters

         The following table presents the high and low prices for the Common Stock for 2005 and 2004. The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board, which is operated by the NASDAQ Stock Market.


                             Quarter                              High                        Low

2005                         First                                $0.33                         $0.22
                             Second                               $0.45                         $0.36
                             Third                                $0.45                         $0.38
                             Fourth                               $0.42                         $0.17

2004                         First                                $0.30                         $0.13
                             Second                               $0.32                         $0.21
                             Third                                $0.30                         $0.14
                             Fourth                               $0.45                         $0.19


         The number of shareholders of record of the Common Stock as of March 15, 2006 was 3,130 and the closing price of the Common Stock on the OTC Bulletin Board on that date was $0.19. The Company has not declared any cash dividends in 2005 and 2004. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the Common Stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

Equity Compensation Plan Information as of December 31, 2005.


------------------------------- ---------------------------- ------------------------- ---------------------------------
Plan category                   Number of securities         Weighted-average          Number of securities
                                to be issued upon            exercise price of         remaining available for
Non-Qualified                   exercise of                  outstanding options       future issuance under
  Stock Option Plan             outstanding options                                    equity compensation
                                (a)                          (b)                       plans (excluding securities
                                                                                       reflected in column(a))
                                                                                       (c)
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation
plans not approved by                    1,100,000                    $0.14                       1,500,000
security holders
------------------------------- ---------------------------- ------------------------- ---------------------------------
------------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                    1,100,000                    $0.14                       1,500,000
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                                        Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                    ------------- ------------ ------------ ------------- ------------

                                                         2005          2004          2003          2002         2001
                                                         ----          ----          ----          ----         ----

Statement of Operations Data:

Revenue                                               $106,451      $101,982      $95,085       $94,074      $94,908
Cost of goods sold                                      88,804        82,592       77,366        77,461       78,854
Selling, general and administrative
 Expenses                                               16,447        16,329       15,743        14,313       13,576
Net income(loss)                                          (287)         1,140         598           391          417

Income per share:
Basic                                                  $(0.02)        $0.08       $0.04           $0.03      $0.03
Diluted                                                $(0.02)        $0.07       $0.04           $0.03      $0.03



                                                                     Years Ended December 31,

                                                   --------------------------------------------------------------
                                                   ----------- ------------ ----------- ----------- -------------

                                                         2005        2004         2003        2002        2001
                                                         ----        ----         ----        ----        ----

Balance Sheet Data:

Current assets                                        $34,864     $39,296      $35,719     $34,214     $35,045
Current liabilities                                    31,365      35,538       29,651      27,585      28,762
Non-current liabilities                                    20          19        2,800       4,500       5,000
Working capital                                         3,499       3,758        6,068       6,629       6,283
Total assets                                           36,184      40,475       36,896      35,366      36,184
Total stockholders' equity                              4,799       4,918        4,445       3,281       2,422



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

Five Star operates in the Home Improvement market, which has grown in recent years and for which the Home Improvement Research Institute predicts average annual industry growth of nearly 5.75% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has not increased at the same rate, and such revenue would have declined if Five Star had not entered into new geographic sales territories as described below. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, as far south as North Carolina, which has generated additional annual revenues of approximately $10.4 million since 2000. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.


Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

The Company recognized a loss before income taxes of $ 0.4 million for the year ended December 31, 2005 as compared to income before income taxes of $2 million for the year ended December 31, 2004. The decrease in profitability of $2.4 million is primarily due to decreased gross margin of $1.7 million, an increase of .8 million in interest expense and management fees offset by a reduction in selling, general and administrative expenses of $0.1 million.

Sales. Sales increased by $4.4 million from $102 million in 2004 to $106 million in 2005. This increase was a result of rising prices due to increased raw material costs for certain of the Company's vendors, as well as increased sales volume generated from the Company's annual trade shows. In addition Five Star conducts small local trade shows for its customer base to create additional incremental revenue.

Gross margin. Gross margin of $17.6 million or 16.6% of sales, in 2005 decreased by $1.7 million or 9.0% when compared to gross margin of $19.4 million, or 19.0% of sales in 2004. The decrease in gross margin percentages from 2004 to 2005 was the result of unfavorable shift in the product mix sold, increased price based competition , an increase in vendor pricing in particular for petroleum based products as well as a resistance to price increases from customers.

Selling, general and administrative. Selling, general and administrative expenses increased by $0.1 million or less than 1% primarily due to increases in delivery expenses, salesmen commissions and management fees of $ 0.3 million offset by a reduction in general and administrative expenses of $ 0.2 million.

Interest expense. The increase in interest expense in 2005 of $0.5 million is the result of an increase in average borrowings related to the Company's Loan Agreement, offset by a decrease in average borrowings related to the Note.

Income taxes. The company recognized an income tax benefit in 2005 of $ 0.1 million, and income tax expense of $0.8 million in 2004 at an effective tax rate of 25% in 2005 and 42% in 2004.

Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

The Company recognized income before income taxes of $2 million for the year ended December 31, 2004 as compared to income before income taxes of $1 million for the year ended December 31, 2003. The increase in profitability of $1 million is primarily due to increased gross margin of $1.7 million, mainly offset by an increase in selling, general and administrative expenses of $ 0.5 million

Sales. Sales increased by $6.9 million from $95.1 million in 2003 to $102 million in 2004. The increase was primarily a result of increased sales to the Company's existing customer base. Sales to existing customers have increased mainly due to Five Star offering more product lines for the retailers to stock, as well as Five Star conducting small local trade shows for its customers to create additional sales. Revenue was favorably affected by clement weather in the Northeast during 2004, causing an increase in home improvement projects.

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

Selling, general and administrative. Selling, general and administrative expenses increased by $0.6 million or 3% primarily due to increased delivery expenses, salesmen commissions, medical expenses and legal and professional fees.

Interest expense. The increase in interest expense in 2004 of $0.1 million is the result of an increase in average borrowings related to the Company's Loan Agreement, offset by a decrease in average borrowings related to the Note.

Income taxes. The company recognized income tax expense of $0.8 million in 2004 and $0.4 in 2003, at an effective income tax rate of 42% for both years.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash of $3,000 and working capital of $3,497,000, compared to cash of $4,000 and working capital of $3,758,000 as of December 31, 2004 respectively. The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

The decrease in cash of $1,000 for the year ended December 31, 2005 resulted from cash used by operations of $1,355,000 primarily consisting of an increase in accounts receivable of $ 972,000, and a decrease in accounts payable and accrued expenses of $ 5,703,000 offset by a decrease in inventory of $ 6,000,000 and cash used for additions to property plant and equipment of $ 175,000, offset by cash provided by short term borrowings of $ 1,529,000.

The increase in accounts receivable, which caused a decrease in operating cash flows, is a result of: slightly stronger sales during the fourth quarter of 2005 and the payments of accounts receivable. The decrease in accounts payable and accrued expenses, which caused a decrease in operating cash flows, is primarily a result of payments made to the Company's trade vendors. The decrease in inventory, which caused an increase in operating cash flows, is the result of the Company selling through its inventory, while minimizing the level of new purchases. The increase in short-term borrowings, which caused an increase in financing cash flows, is the result of the Company borrowing under its Loan and Security Agreement to finance the shortfall in operating cash flows.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.64% at December 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at December 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2005 and December 31, 2004, approximately $19,764,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $1,451,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the year ended December 31, 2005 the Company was not in compliance with the covenant that required a certain minimum net income/fixed charge coverage ratios, however, for the period, the Company received a waiver of default from the Lender through December 31, 2005.

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

The fair value of the interest rate swap amounted to $ 395,000 at December 31, 2005 and $105,000 at December 31, 2004, and is included in other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar from June 17, 2004 through December 31, 2005 amount to approximately $20,000, which has been charged to earnings during the year ended December 31, 2005.

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

The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of December 31, 2005.

Contractual Obligations and Commitments

The following table summarizes the note payable, capital lease commitments, operating lease commitments, purchase commitments and a consulting agreement as of December 31, 2005 (in thousands):


                                                                          Payments due in
                                              2006          2007-2008        2009-2010       After 2010         Total
                                              ----          ---------        ---------       ----------         -----

Note Payable                                $  2,800       $        -       $       -           $    -          $ 2,800
Operating lease commitments                    2,716            1,761              78                -            4,555
Consulting agreements                            150               13               -                -              163
                                             -------               ---    -----------          -------            -----

Total                                        $ 5,666          $ 1,774             $78          $     -           $7,518

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of Five Star's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.2 % and 2.1% as of December 31, 2005 and December 31, 2004. This increase is reflective of increased credit losses projected from several insolvent customers.

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective for the Company January 1, 2006. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2005, the Company had approximately $7.8 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2005, interest expense would vary by $78,000.

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

8.                Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Report of Independent Registered Public Accounting Firm                  20

Financial Statements:
    Consolidated Balance Sheets - December 31, 2005 and 2004             21

    Consolidated Statements of Operations and Comprehensive Income -
    Years ended December 31, 2005, 2004 and 2003                         22

    Consolidated Statements of Changes in Stockholders' Equity -
    Years ended December 31, 2005, 2004 and 2003                         23

    Consolidated Statements of Cash Flows -
    Years ended December 31, 2005, 2004 and 2003                         24

    Notes to Consolidated Financial Statements                           25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
Five Star Products, Inc.:

We have audited the accompanying consolidated balance sheets of Five Star Products Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Products Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the Unites States of America.



EISNER LLP
New York, New York
March 10, 2006

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                               December 31,          December 31,
                                                                                    2005                 2004
                                                                                    ----

      Assets
Current assets
Cash                                                                          $        3            $        4
Accounts receivable, less allowance
 for doubtful accounts of $480 and $306, respectively                             10,594                 9,622
Inventory                                                                         23,317                29,334
Deferred income taxes                                                                172                   164
Prepaid expenses and other current assets                                            778                   172
                                                                               ---------             ---------
Total current assets                                                              34,864                39,296
Machinery and equipment, net                                                         712                   855
Deferred income taxes                                                                166                   178
Other assets                                                                         442                   146
                                                                              ----------            ----------
Total Assets                                                                     $36,184               $40,475
                                                                                 =======               =======

      Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings                                                            $19,764               $18,234
Note payable to NPDC                                                               2,800                 2,800
Accounts payable and accrued expenses
  (including due to affiliates of $64 and $37, respectively)                       8,801                14,504
                                                                                   -----                ------
Total current liabilities                                                         31,365                35,538

Interest rate collar                                                                  20                    19
                                                                               ---------             ---------
Total Liabilities                                                                 31,385                35,557
                                                                                  ------                ------

Stockholders' equity
Common stock, authorized 30,000,000 shares,
 par value $.01 per share; 17,293,09 shares issued
 and 14,396,077 outstanding in 2005 and 17,293,098 shares
 issued and 14,310,077 outstanding in 2004                                          173                   173
Additional paid-in capital                                                         8,552                 8,552
Accumulated deficit                                                               (3,455)               (3,168)
Accumulated other comprehensive income                                               229                    61
Treasury stock, at cost                                                             (700)                 (700)
                                                                              -----------           -----------
Total stockholders' equity                                                         4,799                 4,918
                                                                               ---------             ---------
                                                                                $ 36,184              $ 40,475
                                                                                ========              ========

        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)

                                                              Year Ended December 31,

                                                             2005              2004              2003
                                                             ----              ----              ----


Sales                                                      $ 106,451         $ 101,982         $  95,085
Cost of goods sold (net of promotional
 discounts)                                                   88,804            82,592            77,366
                                                              ------            ------           -------
Gross margin                                                  17,647            19,390            17,719

Selling, general and
 administrative expenses                                     (16,447)          (16,329)          (15,743)
                                                             --------          --------          --------

Operating income                                               1,200             3,061             1,976

Other income                                                      41                16                45

Interest expense (including amounts
  to affiliates of $238, $224 and $312)                       (1,625)           (1,096)             (990)
                                                              -------           -------          --------

(Loss) Income before income taxes                               (384)            1,981             1,031

Income tax benefit (expense)                                      97              (841)             (433)
                                                              ------          ---------          --------

Net (loss) income                                            $  (287)         $  1,140           $   598

Other comprehensive income (loss), net of tax:
     Change in value of cash flow hedge                          290               (17)              122
     Tax (expense) benefit                                      (122)                7                51
                                                          -----------         --------         ---------

Comprehensive income                                          $ (119)          $ 1,130           $   669
                                                              =======          =======           =======

Net income per share
 Basic                                                        $(0.02)            $0.08          $   0.04
                                                              =======            =====          ========
 Diluted                                                      $(0.02)            $0.07          $   0.04
                                                              =======            =====          ========


        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                                                        Accumulated
                                                     Common     Additional                  Treasury      Other              Total
                                                      Stock      Paid-in    Accumulated      Stock    Comprehensive    Stockholders'
                                                    Par Value    Capital      Deficit       At Cost      Income           Equity
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
Balance at December 31, 2002                            $153       $8,069      $(4,906)     $(35)             $0          $3,281
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
Net income                                                                         598                                       598
Purchase of 86,000 shares of treasury stock                                                   (8)                             (8)
Issuance of compensatory stock options                                  3                                                      3
Issuance of 2,000,000 shares of common stock
 in payment of indebtedness to GP Strategies              20          480                                                    500
Increase in market value of interest
 rate swap, net of tax                                                                                        71              71
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
Balance at December 31, 2003                            $173       $8,552      $(4,308)     $(43)            $71          $4,445
Net income                                                                       1,140                                     1,140
Purchase of 2,628,000 shares of treasury stock                                              (657)                           (657)
Decrease in market value of interest
rate swap, net of tax                                                                                        (10)            (10)
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
Balance at December 31, 2004                            $173       $8,552      $(3,168)    $(700)            $61          $4,918
Net loss                                                                          (287)                                     (287)

Increase in market value of interest rate swap,
net of tax                                                                                                   168             168
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------

Balance at December 31, 2005                            $173       $8,552      $(3,455)    $(700)           $229          $4,799

------------------------------------------------- ----------- ------------- ------------ ------------ ------------- ----------------
------------------------------------------------- ----------- ------------- ------------ ------------ -------------------- ---------

        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                      ---------------- -------------- ----------------
                                                                           2005            2004            2003
                                                                           ----            ----            ----
Cash flows from operating activities:
Net (loss)  income                                                        $ (287)        $  1,140       $   598
Adjustments to reconcile net (loss) income
   to net cash used in  operating activities:
 Depreciation and amortization                                               317              293           287

 Deferred income taxes                                                      (109)             (86)          (55)
 Issuance of compensatory stock options                                        -                -             3
 Loss on interest rate collar                                                  1               19             -
Changes in other operating items:
    Accounts receivable                                                     (972)            (752)         (817)
    Inventory                                                              6,017           (2,907)       (2,763)
    Prepaid expenses and other current assets                               (621)             136            64
    Accounts payable and accrued expenses                                 (5,703)           1,538         1,298
                                                                          -------           -----       -------
Net cash used in  operating activities                                    (1,357)          $ (619)       (1,385)
                                                                          -------          -------      --------

Cash flows from investing activities:
Additions to machinery and equipment                                        (174)            (275)         (294)
                                                                            -----            -----      --------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                    1,530            1,549         2,877
Repayments of note payable to GP Strategies                                    -                -        (1,200)
Purchase of treasury stock                                                     -             (657)           (8)
                                                                               -             -----    ----------
Net cash provided by
 financing activities                                                      1,530              892         1,669
                                                                           -----              ---        ------

Net decrease in cash                                                          (1)              (2)          (10)
Cash at beginning of period                                                    4                6            16
                                                                               -          -------      --------
Cash at end of period                                                         $3           $    4      $      6
                                                                              ==           ======      ========

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
 Interest                                                                 $1,613            $ 979        $  990
                                                                          ======            =====        ======
 Income tax                                                                 $898            $ 522        $  530
                                                                            ====            =====        ======
Non-cash financing activity:
Exchange of long-term debt to
GP Strategies for common stock                                               $-          $     -        $  500
                                                                             ==          =======        ======



        See accompanying notes to the consolidated financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

34                                              (Continued)


1.       Business and relationship with National Patent Development Corporation

Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc. which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At December 31, 2005 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expenses. These costs amounted to $4,981,000, $4,756,000 and $4,416,000 for the years ended December 31, 2005,
2004 and 2003, respectively.

Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $33,000, $91,000 and $57,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. The estimated fair value for the Company's $2,800,000 fixed rate note payable to NPDC approximated carrying values at December 31, 2005 and 2004, respectively, using calculations based on market rates. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

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

Recent Accounting Pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective for the Company on January 1, 2006. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and related earnings per share data shown below under "Stock-based compensation"

Stock-based compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board. Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, employee compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had the Company determined compensation cost based on the fair value method at the grant date for its stock options under SFAS No. 123, the Company's net
(loss) income and per share amounts would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                Year Ended December 31,
                                                -----------------------
                                          2005              2004       2003
                                          ----              ----       ----
Net (loss) income - as reported          $(287)           $1,140       $598
Compensation expense net of tax            (11)              (12)       (18)
                                           ----              ----      -----
Pro forma net income                     $(298)           $1,128       $580
                                         ======           ======       ====

Per share data
Basic - as reported                     $(0.02)            $0.08      $0.04
Basic - pro forma                       $(0.02)            $0.08      $0.04
Diluted - as reported                   $(0.02)            $0.07      $0.04
Diluted - pro forma                     $(0.02)            $0.07      $0.04

The Company did not grant any options during 2005, 2004 and 2003.

Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the years ended December 31, 2005 and 2003 options outstanding to purchase approximately 1,100,000 and 1,530,000 shares of common stock, respectively, were not included in the diluted per share computation because their effect would be anti-dilutive.

Earnings per share (EPS) for the years ended December 31, 2005, 2004 and 2003 are computed as follows (in thousands, except per share amounts):

                                                                   Year ended December 31,
                                                         ---------------------------------------------
                                                         --------------- -------------- --------------
                                                              2005            2004           2003
                                                              ----            ----           ----
        Basic EPS
        Net (loss) income                                    $ (287)         $ 1,140         $  598
                                                             -------         -------         ------

        Weighted average shares outstanding                  14,310           14,967         15,442
                                                             ------           ------         ------

        Basic (loss) earnings per share                    $ (0.02)            $0.08        $  0.04
                                                           --------            -----        -------

        Diluted EPS
        Net (loss) income                                    $ (287)         $ 1,140         $  598
                                                             -------         -------         ------

        Weighted average shares outstanding                  14,310           14,967         15,442

        Dilutive effect of stock options                                         395
                                                                ---

        Weighted average shares
         outstanding, diluted                                14,310           15,362         15,442
                                                             ------                          ------

        Diluted (loss) earnings per share                   $ (0.02)           $0.07        $  0.04
                                                            --------                        -------


3.       Short-term borrowings

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., entered into a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.64% at December 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at December 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2005 and 2004, $19,764,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $1,451,000 and $434,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the year ended December 31, 2005 the Company was not in compliance with the covenant that required a certain minimum loss/fixed charge coverage ratios, however, for the period ended December 31, 2005 the Company received a waiver of default from the Lender through December 31, 2005.

In connection with the Loan Agreement, Five Star Group, Inc., on June 20, 2003 entered into an interest rate swap with the lender which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in, and will be paid in addition to the 3.38%.

The fair value of the interest rate swap amounted to $ 395,000 at December 31, 2005 and $105,000 at December 31, 2004, and is included in other assets in the accompanying balance sheets. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On June 17, 2004, Five Star Group, Inc. has also entered an into interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount. Changes in the fair value of the interest rate collar, which amounted to approximately $1,000 and $19,000 during 2005 and 2004, respectively, have been charged to earnings during such years.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $119,000, $123,000 and $125,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

5.       Machinery and equipment

Machinery and equipment consist of the following (in thousands):


                                                     December 31,         Estimated
                                                  2005          2004     useful lives
                                                  ----          ----     ------------

Machinery and equipment                            440          $383     5-7 years
Furniture and fixtures                           1,214         1,196        5 years
Leasehold improvements                             971           872     3-9 years
                                                   ---        ------
                                                 2,625         2,451
Accumulated depreciation and amortization       (1,913)       (1,596)
                                                -------       -------
                                                  $712        $  855
                                                  ====        ======


Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 was $317,000, $293,000 and $287,000, respectively.

6.       Related party transactions

(a)  Management agreement

NPDC provided legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The management fee increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman's (NPDC's Chief Executive Officer) for service to the Company effective October 1, 2004. The agreement was renewed for 2006. On January 1, 2006 the management fee was reduced from $25,000 to $14,167. As a result of the spin-off of NPDC, GPS transferred to NPDC the rights and obligations under this Agreement.

Fees incurred under the Agreement totaled $500,000, $215,000 and $100,000, for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2005 and 2004, the amount due to GPS under the Agreement was $43,000 and $37,000, respectively.

In addition, GPS and NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed GPS and NPDC for such expense, which amounted to approximately $242,000, $239,000 and $338,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

(b) Related party debt

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bears interest at 8%, which is payable quarterly, and was scheduled to mature on June 30, 2005.

On June 30, 2005, the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%.

The Note is subordinated to the indebtedness under the Loan Agreement (see Note
3) according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. Pursuant to the provisions of the Subordination Agreement, the Company made repayments to GPS in the aggregate amount of $1,200,000 during 2003. In addition, in 2002 and 2003, GPS also exchanged $500,000 principal amount ($1,000,000 in total) of the Note for 2,272,727 and 2,000,000 shares of the Company's common stock, respectively. In connection with the 2003 exchange, in consideration for GPS agreeing to exchange at a price of $0.25 per share, which was at a significant premium to the market price of the Company's common stock on the day prior to the approval of the transaction, the Company agreed to terminate a voting agreement and thereby GPS obtained a controlling financial interest in the Company. The balance of the Note was $2,800,000 as of December 31, 2005 and 2004.

(c)  Other related party transactions

On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the "Agreement") with Richard Grad, the former President and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Grad will receive $145,000 per year for consulting services to be rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ending February 8, 2007. In addition, in August, 2002, Mr. Grad was granted options to purchase 150,000 shares of the Company's Common Stock at the quoted market price on the date of grant, which options vest annually over the term of the Agreement in equal installments. Such options were valued at an aggregate amount of $13,000. The Agreement also provided for the repurchase by the Company of 192,308 shares of the Company's Common Stock held by Mr. Grad for an aggregate purchase price of $25,000. During this five-year period, Mr. Grad is also receiving certain benefits, including medical benefits, life insurance and use of an automobile.

7.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

----------------------------------------------- -------------- -------------- ---------------
Years ended December 31,                             2005           2004           2003
----------------------------------------------- -------------- -------------- ---------------
----------------------------------------------- -------------- -------------- ---------------
Current
Federal                                                $0           $703           $372
State and local                                        12            224            116
                                                     ----          -----          -----
Total current expense                                  12            927            488
                                                     ----          -----          -----
Deferred
Federal                                               (84)           (67)           (43)
State and local                                       (25)           (19)           (12)
                                                   -------        -------        ------
Total deferred benefit                               (109)           (86)           (55)
                                                  --------        -------        ------
Total income tax (benefit) expense                   $(97)          $841           $433
                                                     -----          ----           ----

As of December 31, 2005 and 2004, net deferred income taxes consist of the following (in thousands):

                                                       December 31,
                                                  ---------------------------
                                                  ------------ --------------
Deferred tax assets (liabilities)                    2005         2004
                                                     ----         ----

    Allowance for doubtful accounts                 $ 154         $ 98
    Accrued compensation                                5            3
    Inventory                                          13           63
                                                     ----         ----
    Total current deferred tax assets                 172          164
    Net operating losses                               76
    Machinery and equipment                           240          214
    Interest rate collar                                8            8
    Deferred compensation                              36           39
    Interest rate swap                               (158)         (44)
                                                     -----         ----
    Total long-term deferred tax assets               202          217

    Valuation allowance                               (36)         (39)
                                                     -----        -----

    Net long-term deferred tax assets                 166          178
                                                      ---          ---

Net deferred tax assets                              $338         $342
                                                     ====         ====

A reconciliation between the Company's tax provision and the U.S. statutory rate follows
(in thousands):

---------------------------------- ------------------ --------- ----------------
Years ended December 31,                   2005          2004          2003
---------------------------------- ------------------ --------- ----------------
---------------------------------- ------------------ --------- ----------------
Tax at U.S. statutory rate                $(131)         $673          $350
State and local taxes net of
 Federal benefit                             (8)          135            69
Items not deductible                         29            25            23
Valuation allowance adjustment               (3)            -             -
Other                                        16             8            (9)
                                        -------        ------        ------
Income taxes                               $(97)         $841          $433
                                           =====         ====          ====

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance was decreased $3,000 during 2005 and was unchanged during 2004 and 2003.

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

Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years. At December 31, 2005, the Company had 1,500,000 shares of common stock reserved for future grants under the Stock Option Plan.

Activity relating to stock options granted by the Company:


                                                              Number of               Weighted-Average
                                                               Shares                  Exercise Price
  Balance at December 31, 2002                               2,930,000                    0.16
        Cancelled                                           (1,400,000)                   0.13
                                                            -----------
  Balance at December 31, 2003                               1,530,000                    0.19
        Cancelled                                             (430,000)                   0.33
                                                            -----------
  Balance at December 31, 2004 and 2005                      1,100,000                    0.14
                                                             =========
  Exercisable at December 31,2005                              980,000                    0.14
                                                               =======

The following table summarizes information about the Plan's options at December 31, 2005:



     Exercise              Number             Weighted-Average            Number            Weighted-Average
       Price            Outstanding            Years Remaining         Exercisable          Years Remaining
  ---------------- ----------------------- ------------------------ ------------------- -------------------------
  ---------------- ----------------------- ------------------------ ------------------- -------------------------
         0.14                   900,000                  1.0                810,000               1.0
         0.15                    50,000                  1.3                 50,000               1.3
         0.16                   150,000                  1.6                120,000               1.6
  ---------------- ----------------------- ------------------------ ------------------- -------------------------
  ---------------- ----------------------- ------------------------ ------------------- -------------------------
         Total                1,100,000                  1.1                980,000               1.0
                              =========                                     =======

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

                                              Machinery and
                       Real Property            equipment          Total
          ---------------------------------------------------------------
          ---------------------------------------------------------------

          2006                1,779                   937          2,716
          2007                  436                   930          1,366
          2008                    -                   395            395
          2009                    -                    78             78
          ---------------------------------------------------------------
          ---------------------------------------------------------------
          Total              $2,215                $2,340         $4,555
                             ======                ======          ======

  During 2005, 2004, and 2003, the Company incurred $3,058,000, $2,886,000 and
  $2,914,000, respectively, of rental expenses. GPS has guaranteed the leases for the Company's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.

10.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                  2005          2004      2003
                                                  ----          ----      ----
        Balance at beginning of year             $ 306          $702      $640
        Charged to expense                         147            91       107
        Uncollectible accounts written off,
          net of recoveries                         27          (487)      (45)
                                                    --        ------       ---
        Balance at end of year                   $ 480          $306      $702
                                                 =====          ====       ====


11.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2005 and 2004 (in thousands):

                                                    December 31,
                                                  2005         2004
        Accounts payable                         $6,290      $11,597
        Accrued expenses                          1,400        1,313
        Due to NPDC/GPS                              64           37
        Other                                     1,047        1,557
                                                  -----        -----
                                                 $8,801      $14,504

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES


35


                  Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

                                                        March 31           June 30     September 30       December 31
                                                        --------           -------     ------------       -----------
2005:
             Sales                                      $ 28,239          $ 29,579          $ 26,899           $ 21,734
             Cost of goods sold                           23,835            23,975            23,470             17,524
             Gross margin                                  4,404             5,604             3,429              4,210
             Net income (loss)                                19               419              (691)               (34)
             Earnings (loss) per share:
                Basic                                      $0.00             $0.03            $(0.05)             $0.00
                Diluted                                    $0.00             $0.03            $(0.05)             $0.00

2004

             Sales                                      $ 26,991          $ 27,302          $ 26,678           $ 21,011
             Cost of goods sold                           22,522            22,362            21,934             15,774
             Gross margin                                  4,469             4,940             4,744              5,237
             Net income (loss)                               259               244               126                511
             Earnings (loss) per share:
                Basic                                      $0.02             $0.01             $0.01              $0.04
                Diluted                                    $0.02             $0.01             $0.01              $0.03




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

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         Jerome I. Feldman has been Chairman of the Board of the Company since 1994. In 1959 he founded GP Strategies Corporation ("GPS"), a global provider of training and e-Learning solutions. He has been a director of GSE Systems, Inc., ("GSE"), a real-time simulations company since 1994 and Chairman of the Board of GSE since 1997, Chairman of the Board and Chief Executive Officer of NPDC since August 2004 and a director of Valera Pharmaceuticals, Inc. since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of the Northern Westchester Hospital Foundation. Age 77

         Charles Dawson has been President of the Company and of Five Star Group, Inc. ("Five Star") since 2002 and Vice President and a director of the Company since 1999. Since 1993 Mr. Dawson has held several managerial positions with Five Star. Age 50

         Bruce Sherman has been Executive Vice President, Sales of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and Vice President of Sales of Five Star since 1993. He is a member of the New York and New Jersey Paint and Decorating Association. Age 53

         Steven Schilit has been Executive Vice President, Chief Operating Officer of the Company and of Five Star since 2002, Vice President and a director of the Company since 1999 and since 1981 has held several executive positions with Five Star. Age 59

         John Moran has been a director of the Company since 2002. He is Chief Executive Officer of GSE and a director of GSE since November 2003 and had been Vice President of GPS since 2001, President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001 and from 1994 to 2000 he was Group President, Training and Technologies Group of General Physics Corporation. Age 55

         Carll Tucker has been a director of the Company since 2002. In 1986 he founded Trader Publications and was its President until 1999, which published The Patent Trader newspaper and various local magazines, newsletters and programs for cultural institutions in Westchester, Putnam and Fairfield counties. Trader Publications was sold to Gannett Corporation in 1999. Mr. Tucker is the author of a weekly newspaper column in the Westchester Patent Trader, "Looseleaves", since 1983. Mr. Tucker is also a Trustee of Northern Westchester Hospital Center and was its Chairman of the Board from 1999-2001. Age 53

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the

Company's securities, to file reports of ownership and changes in ownership with the SEC and to furnish copies of such reports to the Company.

         Based solely on its review of copies of such reports for 2005, the Company believes that during 2005, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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

Item 11. Executive Compensation

Executive Compensation

         The following table and notes present the aggregate compensation paid by the Company's subsidiary, Five Star, to its President and to the Company's other executive officers for services rendered to Five Star in 2005.

                           SUMMARY COMPENSATION TABLE


                                               Annual
                                            Compensation
                                          Salary          Bonus     All Other
Name and Principal Position      Year      ($)             ($)         ($)
---------------------------      ----      ---             ---         ---
Charles Dawson                   2005     265,460      120,000(1)    1,804((2))
President                        2004     251,933       55,000       1,170((2))
                                 2003     234,018       40,000         695((2))

Steven Schilit                   2005     236,080      120,000(1)    9,890((3))
Executive Vice President and     2004     211,140       55,000       8,181((3))
Chief Operating Officer          2003     212,027       40,000       5,968((3))

Bruce Sherman                    2005     259,584      120,000(1)    9,176((4))
Executive Vice President         2004     219,013       55,000       6,842((4))
Sales                            2003     232,173       40,000       5,748((4))

(1) Bonus were accrued on December 31, 2004 and paid in 2005 pursuant to the term of the Employment Agreement. See "Executive Compensation - Employment Agreements").

(2)  Consists of executive life insurance premiums.

(3) Consists of $6,378, $5,200 and $4800 as matching contributions made by the Company to the 401(k) Savings Plan for 2005, 2004 and 2003, respectively, and $3,512, $2,981, and $1,168 for executive life insurance premiums for 2005, 2004 and 2003, respectively.

(4) Consists of $6,737, $5,088 and $4,800 as matching contributions made by the Company to the 401(k) Savings Plan for 2005, 2004 and 2003 respectively, and $2,438, $1,754 and $948 for executive life insurance premiums for 2005, 2004 and 2003, respectively.

Option Grants in 2005

No options were granted to the named executive officers in 2005.

                       Aggregate Option Exercises in 2005
                        And Fiscal Year-End Option Values

         The following table and note contain information concerning the exercise of stock options under the Plan during 2005 and unexercised options under the Plan held at the end of 2005 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.



                                                                           Number of                              Value of
                                                                          Securities                             Unexercised
                                                                          Underlying                            In-the-Money
                         Shares Acquired                                  Unexercised                            Options at
                                on              Value               Options at 12/31/2005                      12/31/2005 ($)
                                --              -----               ----------------------                     --------------
    Name                   Exercise ($)      Realized ($)       Exercisable       Unexercisable       Exercisable      Unexercisable
    ----                  ------------      ------------       -----------       -------------       -----------      -------------
Charles Dawson                   -0-              -0-             150,000                  -              $6,000                  -
Steven Schilit                   -0-              -0-             150,000                  -              $6,000                  -
Bruce Sherman                    -0-              -0-             150,000                  -              $6,000                  -
                         ----------------- ----------------- ------------------ ------------------- --------------- ----------------
                         ----------------- ----------------- ------------------ ------------------- --------------- ----------------
                                 -0-              -0-             450,000                  -             $18,000                  -
                         ----------------- ----------------- ------------------ ------------------- --------------- ----------------

(1) Calculated based on $0.18, which the closing price of the Common Stock as was quoted on the OTC Bulletin Board on December 31, 2005, which is operated by the NASDAQ Stock Market.

Directors Compensation

         During 2005, directors who were not employees of the Company or its subsidiaries received $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors except for Carll Tucker who received $25,000 for serving on the Audit Committee. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

Employment Agreements

         Charles Dawson. As of November 28, 2001, Charles Dawson and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Dawson is employed as President of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated. The Employment Agreement expired on December 31, 2005.

         Commencing January 1, 2002, Mr. Dawson's base salary is $225,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Dawson will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr. Dawson's target bonus for the years 2004 and 2005, was $120,000, and $130,000, respectively, which was be determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, on November 28, 2001 the Company granted Mr. Dawson under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2006. The Company is also required to provide Mr. Dawson with an automobile.

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

         Bruce Sherman As of November 28, 2001, Bruce Sherman and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Sherman is employed as Executive Vice President, Sales of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated. The employment Agreement expired on December 31, 2005.

         Commencing January 1, 2002, Mr. Sherman's base salary is $220,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Sherman will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr. Sherman's target bonus for the years 2004 and 2005, was $120,000, and $130,000, respectively, which was determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, on November 28, 2001 the Company granted Mr. Sherman under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2006. The Company is also required to provide Mr. Sherman with an automobile.

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

         Steven Schilit As of November 28, 2001, Steven Schilit and Five Star Group, Inc. entered into an employment agreement pursuant to which Mr. Schilit is employed as Executive Vice President and Chief Operating Officer of the Company for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated. The employment Agreement expired on December 31, 2005.

         Commencing January 1, 2002, Mr. Schilit's base salary is $200,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Schilit will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of the Company, and (2) an achievement of certain Company goals, weighted 75% and 25% respectively. Mr.

Schilit's target bonus for the years 2004 and 2005, was be $120,000, and $130,000, respectively, which was determined by components and weighting factors based upon the goals and objectives of the Company, mutually agreed upon. Pursuant to the employment agreement, on November 28, 2001 the Company granted Mr. Schilit under the Company's option plan, options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.14 per share. Such options vest 20% immediately and 20% on each November 28, commencing November 28, 2001 and terminating on November 28, 2005. The Company is required also to provide Mr. Schilit with an automobile.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of March 15, 2006, with respect to shares of Common Stock which are beneficially owned by (a) each person who owns more than 5% of the Company's Common Stock, (b) each director of the Company, (c) each of the persons named in the Summary Compensation Table and (d) all executive officers and directors of the Company as a group.

                                                 Beneficial Ownership

                                              Number of             Percentage
Name and Address                            Common Shares              of Class

National Patent Development Corporation       9,133,417(1)             63.8%
777 Westchester Avenue
White Plains, NY 10604

Jerome I. Feldman                               150,000(2)               *

Charles Dawson                                  150,000(2)               *

Bruce Sherman                                 150,000((2))               *

Steven Schilit                                150,000((2))               *

John Moran                                    150,000((2))               *

Carll Tucker                                   50,000((2))               *

All directors and executive officers
as a group (6 persons)                        800,000((2))              5.3%
--------------
* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

(1)      See "Certain Relationships and Related Transactions."

(2) Includes 150,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by each of Messrs. Feldman, Dawson, Sherman, Schilit, Moran, and 50,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Tucker, and 800,000 shares for all executives and officers as a group.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following is information as of December 31, 2005 about shares of Company Common Stock that may be issued upon exercise of options under the Company's Non-Qualified Stock Option Plan. For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 8 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2005.

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
------------------------------- ---------------------------- ------------------------- ---------------------------------

Item 13. Certain Relationships and Related Transactions

         On September 30, 1998, the Company purchased its business from GP Strategies Corporation ("GPS"), for approximately $16,500,000 in cash and a five year, 8%, $5,000,000 unsecured promissory note (the "Note"). The maturity of the Note was scheduled to mature on June 30, 2005 and was further extended until June 30, 2006.

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

         The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of December 31, 2005.

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

         John Moran, the Chief Executive Officer of GSE and a former executive of the GPS, is a director of the Company and Andrea D. Kantor, the Executive Vice President and General Counsel of GPS, is also the General Counsel of the Company.

         NPDC provided legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The agreement was renewed for 2006. The management fee increased to $25,000 per month effective October 1, 2004. In addition the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman's (NPDC's Chief Executive Officer) for service to the Company effective October 1, 2004. On January 1, 2006 the management fee was reduced from $25,000 to $14,167. As a result of the spin-off of NPDC, GPS transferred to NPDC the rights and obligations under this Agreement.

         Fees incurred under the Agreement totaled $500,000, $215,000 and $100,000, for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2004, the amount due to GPS under the Agreement which is included in accounts payable and accrued expenses was $37,000. At December 31, 2005, the amount due to NPDC under the Agreement was $43,000, which is included in accounts payable and accrued expenses.

         In addition, GPS and NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed GPS and NPDC for such expense, which amounted to approximately $242,000, $239,000 and $338,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees

         The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Company's independent auditors, Eisner LLP:

                                            December 31,        December 31,
                                                2005                2004
                                                ----                ----
           Audit Fees(a)......................$107,000.           $100,000
           Audit-Related Fees(b)................$.0....           $ 10,000
           Tax Fees                               0                    0
           All other Fees.........................0...                 0
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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page

Report of Independent Registered Public Accounting Firm                      20

Financial Statements:

         Consolidated Balance Sheets - December 31, 2005 and 2004            21

         Consolidated Statements of Operations and Comprehensive Income -
         Years ended December 31, 2005, 2004 and 2003                        22

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2005, 2004 and 2003                        23

         Consolidated Statements of Cash Flows -
         Years ended December 31, 2005, 2004 and 2003                        24

         Notes to Consolidated Financial Statements                          25

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

Dated:   March 31, 2005

Signature                          Title


Charles Dawson             President, and Director
                           (Principal Executive and Operating Officer)



Jerome I. Feldman          Chairman of the Board



Bruce Sherman              Executive Vice President, Sales and Director



Steven Schilit             Executive Vice President, Chief Operating Officer
                           and Director



Neal W. Collins            Chief Financial Officer
                           (Principal Financial and Accounting Officer)


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

 10.2 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.3 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.4 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.5 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.6 Memorandum of Agreement by and between Five Star Group and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003. Incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

 10.7 Loan and Security Agreement dated as of June 20, 2003 by and between the Registrant, as Borrower and Fleet Capital as Lender. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2003.

 10.8 Agreement of Subordination & Assignment dated as of June 20, 2003 by JL Distributions, Inc., as Creditor in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. as Debtor. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 2003.

 10.9 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to
               Exhibit 10.11 of the Registrant;s Form 10-K for the year ended December 31, 2004.

 10.10 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to
               Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 2004.

 10.11 Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, as borrower and fleet Capital Corporation, as Lender. Incorporated herein by reference to
               Exhibit 10.1 of the Registrant's Form 10-Q for the second quarter ended June 30, 2005.

 10.12 Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 2005.

 10.13 Fifth Modification Agreement dated November 14, 2005 -Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the third quarter ended September 30, 2005.

 10.14 Sixth Modification Agreement dated March 23, 2006 - Waiver of Fixed Charge Coverage for the fiscal quarter and fiscal year ending December 31, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender.*

 10.15 Amended Note in the amount fo $2,800,000 dated June 30, 2005 between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exchibit 10.2 of the Registrant's Form 10-Q for the second quarter ended June 30, 2005.

 10.16 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

 10.19 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

 10.20 Agreement dated as of January 22, 2004, between the Company and GP Strategies Corporation. Incorporated herein by reference to
               Exhibit 99(d) of the Registrant Schedule TO filed on February 6, 2004.

 10.21 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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


*  Filed herewith