Form 10-Q
period 2006-03-31
FIVE STAR PRODUCTS INC
filed 2006-05-19
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from           to
                               --------------------   ------------------------

Commission File Number:                     033-78252
                        --------------------------------------------------------


                            FIVE STAR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3729186
------------------------------------                   -------------------------
(State or other jurisdiction of                         (I.R.S. Employer .
incorporation or organization)                           Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY              10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (914) 249-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark whether registrant is an accelerated filer. Yes _  No X
                                                                           ----

Number of shares outstanding of each of issuer's classes of common stock as of May , 2006:

Common Stock, par value $0.01 per share                    14,396,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                       Page No.

                          Part I. Financial Information

Item 1.    Financial Statement s (Unaudited)
           Consolidated Condensed Balance Sheets -
              March 31, 2006 and December 31, 2005                         1

           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months Ended March 31, 2006 and 2005                   2

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2006 and 2005                   3

            Notes to Consolidated Condensed Financial
              Statements                                                   4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks    12

Item 4.    Controls and Procedures                                        12

                           Part II. Other Information

Item 1.    Legal Proceedings                                              13

Item 1A.   Risk Factors                                                   13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

Signatures                                                                14

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                                 March 31,          December 31,
                                                                   2006                     2005
                                                                   ----                     ----
                                                                (unaudited)
     ASSETS
Current assets
Cash                                                          $         3            $        3
Accounts receivable, net                                           18,339                10,594
Inventory                                                          26,055                23,317
Prepaid expenses and other current assets                             808                   950
                                                                ---------              --------
Total current assets                                               45,205                34,864
                                                                   ------                ------

Machinery and equipment, net                                          681                   712
Deferred income taxes                                                 147                   166
Other assets                                                          508                   442
                                                               ----------           -----------
                                                                 $ 46,541               $ 36,184
                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                            $ 21,120               $ 19,764
Accounts payable and accrued expenses
 (including due to affiliates of $53 and $64)                      17,476                  8,801
Note payable to National Patent Development Corporation             2,800                  2,800
                                                                ---------              ---------
Total current liabilities                                          41,396                 31,365

Interest rate collar                                                   25                     20
                                                              -----------             ----------
Total Liabilities                                                  41,421                 31,385

Stockholders' equity
Common stock                                                          173                    173
Additional paid-in capital                                          8,552                  8,552
Accumulated deficit                                                (3,177)                (3,455)
Accumulated other comprehensive income                                272                    229
Treasury stock, at cost                                              (700)                  (700)
                                                              ------------              ---------
Total stockholders' equity                                          5,120                  4,799
                                                               ----------                -------
                                                                 $ 46,541               $ 36,184
                                                                 ========               ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                            Three Months Ended
                                                                                March 31,
                                                                            2006                2005
                                                                            ----                ----

Sales                                                                   $ 28,952            $ 28,239
Cost of goods sold (net of promotional discounts)                         24,184              23,835
                                                                        --------            --------
Gross margin                                                               4,768               4,404

 Selling, general and administrative expenses                             (3,888)             (3,974)
                                                                       ----------          ----------

Operating income                                                             880                 430

Other income (loss)                                                            7                 (19)

Interest expense                                                            (393)               (379)
                                                                       ----------          ----------

Income  before income taxes                                                  494                  32

Income tax expense                                                          (216)                (13)
                                                                     ------------         -----------

Net income                                                            $      278           $      19
                                                                      ============         =========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                                            70                 236
Tax expense                                                                  (28)                (99)
                                                                     ------------        ------------

Comprehensive income                                                   $     320           $     156
                                                                       ===========         =========

Net income per share
 Basic and diluted                                                     $     .02           $     .00
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

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                     Three Months
                                                                                    ended March 31,
                                                                     ----------------------------------------------
                                                                     ----------------------- ----------------------
                                                                                2006                    2005
                                                                                ----                    ----
Cash flows from operating activities:
Net income                                                                   $   278                  $   19
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                                    64                      77
 Interest rate collar                                                              5                      25
 Deferred tax asset                                                               27                     (10)
Changes in other operating items:
 Accounts receivable                                                          (7,745)                 (8,549)
 Inventory                                                                    (2,738)                    103
 Prepaid expenses and other current assets                                       111                    (291)
 Accounts payable and accrued expenses                                         8,675                  (1,046)
                                                                             -------                ---------
Net cash used in operating activities                                         (1,323)                 (9,672)
                                                                            ---------               ---------

Cash flows used in investing activities:
Additions to property, plant and equipment                                       (33)                    (50)
                                                                             --------                --------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                        1,356                   9,721
                                                                            --------                --------
Net cash provided by financing activities                                      1,356                   9,721
                                                                             -------                 -------

Net decrease in cash                                                               -                      (1)
Cash at beginning of period                                                        3                       4
                                                                          ----------              ----------
Cash at end of period                                                      $       3              $        3
                                                                           ==========              ==========

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
 Interest                                                                  $     387                $    380
 Income taxes                                                              $       4                $    580





   See accompanying notes to the consolidated condensed financial statements.

1.       Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

         Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At March 31, 2006 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         On May 9, 2006 NPDC announced that it and the Company had signed a non-binding letter of intent with FLJ Partners, LLC ("FLJ") providing for the sale by NPDC to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. NPDC and the Company have agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006.

Basis of reporting

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at March 31, 2006, and the results of its operations and cash flows for the quarter then ended. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-K.

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

2.       Short-term borrowings

         In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.07% at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2006 and December 31, 2005, approximately $21,120,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,885,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 the Company was in compliance with all required covenants.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $466,000 and $395,000 at March 31, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the three months ended March 31, 2006 and 2005 Company recognized a loss of $5,000 and $25,000 respectively as part of other income, for the changes in the fair value of the interest rate collar.

4.       Note payable to JL Distributors, Inc.

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the note, the Company paid NPDC a fee of one percent of the Notes outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of March 31, 2006.

5.       Earnings per share

         Earnings per share (EPS) for the quarter ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

                                                                Three months
                                                               ended March 31,
                                                            2006          2005
                                                            ----          ----
    Basic EPS
            Net income                                   $   278        $   19
                                                         -------        ------

    Weighted average shares outstanding                   14,396        14,310
                                                          ------        ------

           Basic earnings per share                      $  .02         $  .00
                                                         ------         ------

    Diluted EPS
           Net income                                    $   278        $   19
                                                         -------        ------

    Weighted average shares outstanding                   14,396        14,310
    Dilutive effect of stock options                         270           499
                                                          ------        ------
      Diluted weighted average shares outstanding         14,666        14,809
                                                          ------        ------

           Diluted earnings per share                    $   .02        $  .00
                                                         -------        ------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding, upon exercise of outstanding options using the treasury stock method.

6.       Stock-based compensation

         The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. For the three months ended March 31, 2006, the Company did not grant any stock options or any other stock-based awards, and therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations.

         At March 31, 2006 the Company had 1,100,000 options outstanding and 1,070,000 exercisable under its stock option plan with an aggregate weighted average price of $.14 and a contractual remaining life of .8 years. The Aggregate intrinsic value of the options outstanding at March 31, 2006 was $40,000.

         The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months ended March 31, 2005:

                                                                 Three months
                                                                Ended March 31,
                                                                    2005

   Reported net income                                              $ 19
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                                                 -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                                                (3)
                                                                ---------

   Pro-forma net income                                             $ 16
                                                                    ----

   Basic earnings per share:
        As reported                                                $ .00
                                                                   -----
        Pro forma                                                  $ .00
                                                                   -----

   Diluted earnings per share:
        As reported                                                $ .00
                                                                   -----
        Pro forma                                                  $ .00
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

Results of Operations

The Company had income before income taxes of $494,000 for the quarter ended March 31, 2006, as compared to income before income taxes of $32,000 for the quarter ended March 31, 2005. The increase in income before income taxes for the quarter ended March 31, 2006 was primarily the result of an increase in gross margin, in addition to a reduction in overall selling, general and administrative, and management fees charged by NPDC.

Sales

The Company had sales of $28,952,000 for the quarter ended March 31, 2006, as compared to sales of $28,239,000 for the quarter ended March 31, 2005 approximately a 2.5% increase. During the quarter ended March 31, 2006 the company had a slight increase in unit sales as compared to the quarter ended March 31, 2005. Effective January 1, 2006 the company passed thru excessive price increases that were passed on from the company suppliers which were not inherent during the quarter ending March 31, 2005

Gross margin

Gross margin increased to $4,768,000, or 16.5% of net sales, for the quarter ended March 31, 2006, as compared to $4,404,000, or 15.6% of net sales, for the quarter ended March 31, 2005. The increase in gross margin dollars and gross margin percentage for the quarter ended March 31, 2006 was primarily driven by the restructuring of pricing strategies, less aggressive trade show pricing and a reduction in direct warehouse shipments with its suppliers Cabot, Irwin, Stanley and American tool which primarily contribute to a lower gross margin as well as a reduction in Warehouse Expense.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,888,000 for the quarter ended March 31, 2006, as compared to $3,974,000 for the quarter ended March 31, 2005. The decrease in SG&A expenses was primarily attributable to a recovery of bad debts written of in prior years and management fees charged by NPDC, which were offset by a slight increase in delivery expense.

Other income

The Company had other income of $7,000 for the quarter ended March 31, 2006, as compared to other losses $19,000 for the quarter ended March 31, 2005. The decrease in other income for the quarter ended March 31, 2006 is mainly a result of the Company recognizing a loss of $5,000 for the change in the fair value of the interest rate collar.

Interest expense

The Company had interest expense of $393,000 for the quarter ended March 31, 2006, as compared to interest expense of $379,000 for the quarter ended March 31, 2005. The increase in interest expense for the quarter ended March 31, 2006 is a result of an increase in average short-term borrowings and interest rates.

Income taxes

The effective income tax rate remained at approximately 43.7% for the quarter ended March 31, 2006 which is the anticipated annualized effective rate as compared to an effective income tax rate of 40.6% for the quarter ending March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash of $3,000. Management believes that the current borrowing availability on the company's credit facility will be sufficient to fund the Company's working capital requirements for at least the next twelve months. For the three months ended March 31, 2006 the Company's working capital increased by $310,000 from $3,499,000 to $3,809,000, which was primarily due to increased accounts receivable, inventory, accounts payable and accrued expense, offset by a decrease in short-term borrowings.

For the quarter ended March 31, 2006 net cash used in operating activities amounted to $1,323,000 which was attributable to increases in accounts receivable and inventory in excess of the increases in accounts payable and accrued expenses amounting to $1,808.000. During the three months ended March 31, 2006 cash flow used in operating activities of $1,323,000 was funded from the net proceeds of short term borrowings under the Company's credit facility of $1,356,000.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (7.07%at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31,2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31,2006 and December 31,2005, approximately $21,120,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,885,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 the Company was compliance with the all required covenants

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The fair value of the interest rate swap amounted to $ 466,000 at March 31, 2006 and $395,000 at December 31, 2005, and is included in other assets in the accompanying balance sheets.

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

The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of March 31, 2006.

Application of Critical Accounting Policies

The Company's consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company's financial statements included in the Company's 2005 Annual Report on Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures

          a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the date covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

          b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date covered by this quarterly report.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits

          10.1 Non-Binding Letter of Intent among the Company, FLJ Partners, Inc. and NPDC. Incorporated herein by reference To Exhibit 99 of the Company's Form 8-K dated May 10, 2006.

          31.1 Certification of Chief Executive Officer of the Company dated May 19, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification of Chief Financial Officer of the Company dated May 19, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

          32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 19, 2006 pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.*
________

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                    FIVE STAR PRODUCTS, INC.




DATE: May 19, 2006                                  Charles Dawson
                                                    President




DATE: May 19, 2006                                  Neal Collins
                                                    Chief Financial Officer