Form 10-Q
period 2006-06-30
FIVE STAR PRODUCTS INC
filed 2006-08-14
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               ---------------------   -----------------------

Commission File Number:                     033-78252
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

Number of shares outstanding of each of issuer's classes of common stock as of August 14, 2006:

Common Stock, par value $0.01 per share                     14,396,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          Part I. Financial Information
                                                                        Page No.
Item 1.    Financial Statement s (Unaudited)
           Consolidated Condensed Balance Sheets -
              June 30, 2006 and December 31, 2005                           1
           Consolidated Condensed Statements of Operations
              and Comprehensive Income -
              Three Months and Six Months Ended June 30, 2006 and 2005      2
           Consolidated Condensed Statements of Cash Flows -
              For the Six Months Ended June 30, 2006 and 2005               3
            Notes to Consolidated Condensed Financial
              Statements                                                    4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9
Item 3.    Quantitative and Qualitative Disclosures about Market Risk      13
Item 4.    Controls and Procedures                                         13
                           Part II. Other Information
Item 1.    Legal Proceedings                                               14
Item 1A.   Risk Factors                                                    14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     14
Item 3.    Defaults Upon Senior Securities                                 14
Item 4.    Submission of Matters to a Vote of Security Holders             14
Item 5.    Other Information                                               14
Item 6.    Exhibits and Reports on Form 8-K                                14
           Signatures                                                      15

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                                   June 30,           December 31,
                                                                     2006                     2005
                                                                     ----                     ----
                                                                  (unaudited)
     ASSETS
Current assets
Cash                                                            $         3            $        3
Accounts receivable, net                                             16,775                10,594
Inventory                                                            22,508                23,317
Prepaid expenses and other current assets                               592                   950
                                                                  ---------              --------
Total current assets                                                 39,878                34,864
                                                                     ------                ------

Machinery and equipment, net                                            671                   712
Deferred income taxes                                                   138                   166
Other assets                                                            541                   442
                                                                 ----------           -----------
                                                                   $ 41,228               $ 36,184
                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                              $ 22,586               $ 19,764
Accounts payable and accrued expenses
 (including due to affiliates of $54 and $64)                        10,519                  8,801
Note payable to National Patent Development Corporation               2,800                  2,800
                                                                  ---------              ---------
Total current liabilities                                            35,905                 31,365

Interest rate collar                                                     36                     20
                                                                -----------             ----------
Total Liabilities                                                    35,941                 31,385
                                                                     ------                 ------

Stockholders' equity
Common stock                                                            173                    173
Additional paid-in capital                                            8,552                  8,552
Accumulated deficit                                                  (3,029)                (3,455)
Accumulated other comprehensive income                                  291                    229
Treasury stock, at cost                                                (700)                  (700)
                                                                ------------              ---------
Total stockholders' equity                                            5,287                  4,799
                                                                 ----------                -------
                                                                   $ 41,228               $ 36,184
                                                                   ========               ========

   See accompanying notes to the consolidated condensed financial statements.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                       2006            2005               2006           2005
                                                       ----            ----               ----           ----

Sales                                                $ 28,938        $ 29,579           $ 57,890       $ 57,818
Cost of goods sold (net of promotional                 23,846          23,975             48,030         47,810
                                                     --------        --------           --------       --------
discounts)
Gross margin                                            5,092           5,604              9,860         10,008

 Selling, general and
    administrative expenses                            (4,355)         (4,473)            (8,243)        (8,447)
                                                    ----------      ----------         ----------     ----------

Operating income                                          737           1,131              1,617          1,561

Other income (loss)                                        (1)             45                  6             26

Interest expense                                         (476)           (453)              (869)          (832)
                                                    ----------      ----------         ----------     ----------

Income  before income taxes                               260             723                754            755

Income tax expense                                       (112)           (304)              (328)          (317)
                                                  ------------    ------------       ------------   ------------

Net income                                         $      148      $      419         $      426     $      438
                                                   ============    ============       ============   ==========

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                         33            (145)               103             91
Tax benefit (expense)                                     (14)             61                (41)           (38)
                                                   -----------     ----------        ------------   ------------

Comprehensive income                                $     167       $     335          $     488      $     491
                                                    ===========     ===========        =========      =========

Net income per share
 Basic and diluted                                 $     .01       $     .03          $     .03      $     .03
                                                   =========       =========          =========      =========


See accompanying notes to the consolidated condensed financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                                      Six Months
                                                                                    ended June 30,
                                                                     ----------------------------------------------
                                                                     ----------------------- ----------------------
                                                                                2006                     2005
                                                                                ----                     ----
Cash flows from operating activities:
Net income                                                                    $  426                  $  438
Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                                   150                     155
 Interest rate collar                                                             16                      (9)
 Deferred tax asset                                                               (8)                      4
Changes in other operating items:
 Accounts receivable                                                          (6,181)                 (6,775)
 Inventory                                                                       809                   3,660
 Prepaid expenses and other current assets                                       357                    (128)
 Accounts payable and accrued expenses                                         1,718                  (3,935)
                                                                             -------                ---------
Net cash used in operating activities                                         (2,713)                 (6,590)
                                                                            ---------               ---------

Cash flows used in investing activities:
Additions to property, plant and equipment                                      (109)                   (121)
                                                                            ---------               ---------

Cash flows from financing activities:
Net proceeds from short-term borrowings                                        2,822                   6,710
                                                                                   -                       -
Net cash provided by financing activities                                      2,822                   6,710
                                                                               -----                   -----

Net decrease in cash                                                               -                      (1)
Cash at beginning of period                                                        3                       4
                                                                          ----------              ----------
Cash at end of period                                                      $        3              $        3
                                                                           ==========              ==========

Supplemental disclosures of cash flow information: Cash paid during the periods for:
 Interest                                                                    $    848                $    813
 Income taxes                                                                 $    11                  $  711



See accompanying notes to the consolidated condensed financial statements

1.       Basis of Presentation and Summary of Significant Accounting Policies

         Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At June 30, 2006 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

         On May 9, 2006 NPDC announced that it and the Company had signed a non-binding letter of intent with FLJ Partners, LLC ("FLJ") providing for the sale by NPDC to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. NPDC and the Company agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006. On June 26, 2006 NPDC had terminated discussions "with ("FLJ") regarding the potential sale as a result of the inability of the parties to agree to proceed with the transaction.

Basis of reporting

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2006, and the results of its operations and cash flows for the quarter and six months then ended. The results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-K.

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

The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.6% at June 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at June 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2006 and December 31, 2005, approximately $22,586,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $4,967,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2006 the Company was in compliance with all required covenants.

         In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $499,000 and $395,000 at June 30, 2006 and December 31, 2005,
respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

         The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter and six months ended June 30, 2006 the Company recognized a gain ( loss) of ($11,000) and ($16,000) respectively and during the quarter and six months ended June 30, 2005 the company recognized a gain (loss) of $34,000 and $9,000 respectively for the changes in the fair value of the interest rate collar.

4.       Note payable to JL Distributors, Inc.

         The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note was increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. On July 28, 2006 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2007. In consideration for NPDC extending the Note, the Company will pay NPDC a fee of one percent of the Note's outstanding balance or $28,000. The interest rate on the Note remains at 9% .

5.       Earnings per share

Earnings per share (EPS) for the quarter and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

                                                          Three months                     Six months
                                                         ended June 30,                  Ended June 30,
                                                            2006        2005                2006        2005
                                                            ----        ----                ----        ----
Basic EPS
        Net income                                       $   148       $   419           $   426       $   438
                                                         -------       -------           -------       -------

Weighted average shares outstanding                       14,396        14,310            14,396        14,310
                                                          ------        ------            ------        ------

       Basic earnings per share                        $    .01      $    .03          $    .03      $    .03
                                                       --------      --------          --------      --------

Diluted EPS
       Net income                                        $   148       $   419           $   426       $   438
                                                         -------       -------           -------       -------

Weighted average shares outstanding                       14,396        14,310            14,396        14,310
Dilutive effect of stock options                             377           704               327           626
                                                        --------      --------               -------- --------
  Diluted weighted average shares                         14,773        15,014            14,723        14,936
                                                          ------        ------            ------        ------
   outstanding

       Diluted earnings per share                      $    .01      $    .03          $    .03       $   .03
                                                       --------      --------          --------       -------

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive outstanding stock options using the treasury stock method.

6.       Stock-based compensation

         The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. During the quarter ended and six months ended June 30, 2006, the Company did not grant any stock options or any other stock-based awards, and therefore the adoption of this pronouncement did not have any effect on the Company's consolidated results of operations.

         At June 30, 2006 the Company had 1,100,000 options outstanding of which 1,070,000 were exercisable under its stock option plan with an aggregate weighted average exercise price of $.14 and a contractual remaining life of .55 years. The Aggregate intrinsic value of the options outstanding at June 30, 2006 was $40,000.

         The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the quarter and six months ended June 30, 2005:


                                              Three months      Six months
                                             ended June 30,    ended June 30,
                                                   2005           2005
                                                   ----           ----

   Reported net income                          $ 419             $ 438
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                              -                 -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                             (3)               (5)
                                             ---------         ---------

   Pro-forma net income                         $ 416             $ 433
                                                -----             -----

   Basic earnings per share:
        As reported                             $ .03             $ .03
                                                -----             -----
        Pro forma                               $ .03             $ .03
                                                -----             -----

   Diluted earnings per share:
        As reported                             $ .03             $ .03
                                                -----             -----
        Pro forma                               $ .03             $ .03
                                                -----             -----


In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

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

Results of Operations

The Company had income before income taxes of $260,000 for the quarter ended June 30, 2006, as compared to income before income taxes of $723,000 for the quarter ended June 30, 2005. The decrease in income before income taxes for the quarter ended June 30, 2006 was primarily the result of a decrease in sales of $.6 million offset by an overall reduction in selling, general and administrative expenses of $ .1 million.

Sales

The Company had sales of $28,938,000 and $57,890,000 for the quarter and six months ended June 30, 2006, respectively, as compared to sales of $29,579,000 and $57,818,000 for the quarter and six months ended June 30, 2005, respectively. The decrease in sales for the quarter ended June 30, 2006 was a result of a reduction in sales volume among the Company's existing customer base, which was caused by weaker economic conditions, and an unfavorable shift in weather conditions within the Northeast. Effective January 1, 2006 the company passed thru certain price increases from its suppliers to its customers which were not charged to customers during the quarter ended June 30, 2005, which has resulted in a slight increase in sales for the first six months ended June 30, 2006.

Gross margin

Gross margin decreased to $5,092,000, or 17.6% of net sales, for the quarter ended June 30, 2006, as compared to $5,604,000, or 18.9% of net sales, for the quarter ended June 30, 2005. The decrease in gross margin dollars and gross margin percentage for the quarter ended June 30, 2006 was a result of a $.6 million decrease in sales volume offset by a $ .1 million reduction in cost of goods sold, net of promotional discounts. Gross margin for the six months ended June 30, 2006 decreased to $ 9,860,000 or 17.0% of net sales. A decrease in promotional discounts in addition to a reduction in direct warehouse shipments with the Company's suppliers Cabot, Irwin, Stanley and American Tool, contributed to a lower gross margin. Market conditions within the paint and hardware segment impacted the sales and product mix of the Company's paint and hardware products, which has reflected a decline in sales and margin for the quarter ended and six months ended June 30, 2006.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,355,000 for the quarter ended June 30, 2006, as compared to $4,473,000 for the quarter ended June 30, 2005. The decrease in SG&A expenses of $ .1 million was primarily attributable to an overall decrease in SG & A expenses as well a reduction in management fees charged by NPDC. Management fees charged by NPDC for the quarter ended June 30, 2006 were $ 93,000 as compared to $125,000 for the quarter ended June 30, 2005 and for the six months ended $185,000 and $250,000 respectively.

The Company had selling, general and administrative (SG&A) expense of $8,243,000 for the six months ended June 30, 2006, as compared to $8,447,000 for the six months ended June 30, 2005. The decrease in SG&A expenses of $ .2 million was primarily attributable to a recovery of bad debts written off in prior years which were recovered during the first quarter ended March 31, 2006. In addition, there were slight decreases in selling and delivery expenses as well as a reduction in management fees charged by NPDC.

Other income/(Loss)

The Company had other losses of $1,000 for the quarter ended June 30, 2006, as compared to other income of $45,000 for the quarter ended June 30, 2005. The decrease in other income was mainly a result of the Company recognizing a loss of $11,000 for the quarter ended June 30, 2006 due to changes in the fair value of the interest rate collar.

The Company had other income of $6,000 for the six months ended June 30, 2006, as compared to other income of $26,000 for the six months ended June 30, 2005. The decrease in other income was primarily a result of the Company recognizing a loss of $16,000 for the six months ended June 30, 2006 and a gain of $9,000 for the six months ended June 30, 2005, for the change in the fair value of the interest rate collar.

Interest expense

The Company had interest expense of $476,000 and $869,000 for the quarter and six months ended June 30, 2006, respectively, as compared to interest expense of $453,000 and $832,000 for the quarter and six months ended June 30, 2005, respectively. The increase in interest expense for the quarter and six months ended June 30, 2006 was a result of an increase in average short-term borrowings on the current credit facility and continued increases in interest rates.

Income taxes

The effective income tax rate remained at approximately 43.0% for the quarter and six months ended June 30, 2006 which is the anticipated annualized effective rate as compared to an effective income tax rate of 42.0% for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash of $3,000. Management believes that the current borrowing availability on the company's credit facility will be sufficient to fund the Company's working capital requirements for at least the next twelve months. For the six months ended June 30, 2006, the Company's working capital increased by $474,000 from $3,499,000 to $3,973,000, which was primarily due to increased accounts receivable, offset by a reduction in inventory and prepaid expenses and an increase in accounts payable and accrued expenses and short-term borrowings.

For the six months ended June 30, 2006 net cash used in operating activities amounted to $2,713,000 which was attributable to the impact of an increase in accounts receivable, in excess of the increases in accounts payable and accrued expenses and decrease in inventory and prepaid expenses and other current assets. During the six months ended June 30, 2006 cash flow used in operating activities of $2,713,000 was funded from the net proceeds of short term borrowings under the Company's credit facility of $2,822,000.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (7.6 % at June 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at June 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At June 30, 2006 and December 31,2005, approximately $22,586,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $4.967,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2006 the Company was compliance with the all required covenants

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The fair value of the interest rate swap amounted to $ 499,000 and $ 395,000 at June 30, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the Note for a one year term maturing on June 30, 2006. In consideration for NPDC extending the Note the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note increased to 9%. On July 28, 2006 the Company and NPDC agreed to extend the Note for an additional one-year term maturing on June 30, 2007. In consideration for NPDC extending the Note, the Company payed NPDC a fee of one percent of the Note's outstanding balance or $28,000. The interest rate on the Note remained at 9%.

The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of June 30, 2006.

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits

              31.1 Certification of Chief Executive Officer of the Company dated August 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

              31.2 Certification of Chief Financial Officer of the Company dated August 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

              32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
________

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                FIVE STAR PRODUCTS, INC.




DATE: August  14 , 2006                         Charles Dawson
                                                President




DATE: August  14 , 2006                         Neal Collins
                                                Chief Financial Officer