Form 10-Q
period 2006-09-30
FIVE STAR PRODUCTS INC
filed 2006-11-14
CIK 922408

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission File Number:                     033-78252
                        --------------------------------------------------------


                            FIVE STAR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3729186
------------------------------------                 --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

777 Westchester Avenue, Fourth Floor, White Plains, NY         10604
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

Indicate by check mark whether registrant is an accelerated filer. Yes __  No X
                                                                             ---

Number of shares outstanding of each of issuer's classes of common stock as of November 14, 2006:

Common Stock, par value $0.01 per share               14,396,077 shares

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          Part I. Financial Information
                                                                        Page No.
Item 1.  Financial Statement s (Unaudited)

         Consolidated Condensed Balance Sheets -
            September 30, 2006, and December 31, 2005                        1

         Consolidated Condensed Statements of Operations
         and Comprehensive Income -
         Three Months and Nine Months Ended September 30, 2006 and 2005      2

         Consolidated Condensed Statements of Cash Flows -
            For the Nine Months Ended September 30, 2006 and 2005            3

          Notes to Consolidated Condensed Financial
            Statements                                                       4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         13

Item 4.  Controls and Procedures                                            13

                         Part II. Other Information
Item 1.  Legal Proceedings                                                  14

Item 1A  Risk Factors                                                       14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14


Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits                                                           15

Signatures                                                                  17

                          PART I. FINANCIAL INFORMATION

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                September 30,        December 31,
                                                                                    2006                     2005
                                                                                    ----                     ----
                                                                                 (unaudited)
     ASSETS
Current assets
Cash                                                                           $         3            $        3
Accounts receivable, less allowance for doubtful
         accounts of $519 and $480 respectively                                     14,404                10,594
Inventory                                                                           21,653                23,317
Prepaid expenses and other current assets                                              650                   950
                                                                                 ---------              --------
Total current assets                                                                36,710                34,864
                                                                                    ------                ------

Machinery and equipment, net                                                           591                   712
Deferred income taxes                                                                  186                   166
Other assets                                                                           393                   442
                                                                                ----------           -----------
                                                                                  $ 37,880               $ 36,184
                                                                                  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings                                                             $ 17,870               $ 19,764
Accounts payable and accrued expenses
 (including due to affiliates of $54 and $64)                                       11,952                  8,801
Note payable to National Patent Development Corporation                              2,800                  2,800
                                                                                 ---------              ---------
Total current liabilities                                                           32,622                 31,365

Interest rate collar                                                                     9                     20
                                                                                ----------             ----------
Total Liabilities                                                                   32,631                 31,385
                                                                                    ------                 ------

Stockholders' equity
Common stock, authorized 30,000,000 shares par value
     $.01 per share; 17,293,098 shares issued and
     14,396,077 Shares outstanding in 2006 and 2005                                    173                    173
Additional paid-in capital                                                           8,552                  8,552
Accumulated deficit                                                                 (2,978)                (3,455)
Accumulated other comprehensive income                                                 202                    229
Treasury stock, at cost 2,897,021 shares                                              (700)                  (700)
                                                                               ------------              ---------
Total stockholders' equity                                                           5,249                  4,799
                                                                                ----------                -------
                                                                                  $ 37,880               $ 36,184
                                                                                  ========               ========
   See accompanying notes to the consolidated condensed financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (Unaudited)
                      (in thousands, except per share data)


                                                        Three Months Ended                Nine Months Ended
                                                           September 30                    September 30
                                                       2006            2005               2006           2005
                                                       ----            ----               ----           ----

Sales                                                $ 27,666        $ 26,899           $ 85,556       $ 84,717
Cost of goods sold (net of promotional                 23,207          23,470             71,237         71,280
                                                     --------        --------           --------       --------
discounts)
Gross margin                                            4,459           3,429             14,319         13,437

 Selling, general and
    administrative expenses                            (3,995)         (4,201)           (12,238)       (12,648)
                                                    ----------      ----------        -----------    -----------

Operating income                                          464            (772)             2,081            789

Other income (loss)                                        42              (6)                48             20

Interest expense                                         (416)           (413)            (1,285)        (1,245)
                                                    ----------      ----------       ------------   ------------

Income (loss) before income taxes                          90          (1,191)               844           (436)

Income tax (expense) benefit                              (39)            500               (367)           183
                                                   -----------     ----------        ------------    ----------

Net income (loss)                                   $      51     $      (691)        $      477    $      (253)

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge                       (148)            156                (45)           247
Tax benefit (expense)                                      59             (65)                18           (103)
                                                    ---------     ------------        ----------   -------------

Comprehensive income (loss)                         $     (38)     $     (600)         $     450     $     (109)
                                                    ============   =============       =========     ===========
Net income (loss) per share
 Basic and diluted                                  $     .00       $    (.05)         $     .03     $     (.02)
                                                    =========       ==========         =========     ===========



   See accompanying notes to the consolidated condensed financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                     ----------------------------------------------
                                                                                2006                     2005
                                                                                ----                     ----
Cash flows from operating activities:
Net income (loss)                                                             $  477                 $  (253)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Depreciation and amortization                                                   236                     238
 Interest rate collar                                                            (11)                      4
 Deferred tax asset                                                                2                      (2)
Changes in other operating items:
 Accounts receivable                                                          (3,810)                 (4,079)
 Inventory                                                                     1,664                   5,392
 Prepaid expenses and other current assets                                       300                    (783)
 Accounts payable and accrued expenses                                         3,151                  (3,052)
                                                                             -------                ---------
Net cash (used in) provided by operating activities                            2,009                  (2,535)

Cash flows used in investing activities:
-----------------------------------------
Additions to property, plant and equipment                                      (115)                   (155)

Cash flows from financing activities:
-------------------------------------
Net proceeds from (repayment) of short-term
borrowings
                                                                              (1,894)                  2,689
                                                                           ----------               --------

Net decrease in cash                                                               -                      (1)
Cash at beginning of period                                                        3                       4
                                                                          ----------              ----------
Cash at end of period                                                     $        3              $        3
                                                                           ==========              ==========

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
 Interest                                                                 $    1,297              $    1,232
 Income taxes                                                             $       12                  $  898


See accompanying notes to the consolidated condensed financial statements


1.       Basis of Presentation and Summary of Significant Accounting Policies

     Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At September 30, 2006 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

Basis of reporting

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements as of and for the year ended December 31, 2005 are derived from audited financial statements but does not include all disclosures required by the accounting principals generally accepted in the United States of America. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-K.

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

2.       Short-term borrowings

     In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.57% at September 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at September 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2006 and December 31, 2005, approximately $17,870,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,286,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2006 the Company was in compliance with all required covenants.

     In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $351,000 and $395,000 at September 30, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

3.       Derivatives and hedging activities

     The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement (see Note 2) are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter and nine months ended September 30, 2006 the Company recognized a gain of $27,000 and $11,000 respectively and during the quarter and nine months ended September 30, 2005 the company recognized a loss of $14,000 and $4,000 respectively for the changes in the fair value of the interest rate collar.

4.       Note payable to JL Distributors, Inc.

     The Company's wholly-owned subsidiary, Five Star Group, Inc., has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The Note, as amended, bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note was increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. On July 28, 2006 the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2007. In consideration for NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000 during July 2006. The interest rate on the Note remains at 9% .

5.       Earnings per share

     Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive outstanding stock options using the treasury stock method.

     Earnings per share (EPS) for the quarter and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

                                                             Three months                      Nine months
                                                          ended September 30,              ended September 30,
                                                            2006        2005                2006        2005
                                                            ----        ----                ----        ----
Basic EPS
        Net income(loss)                                  $   51         $(691)          $   477      $   (253)
                                                          ------         ------          -------      ---------

Weighted average shares outstanding                       14,396        14,310            14,396        14,310
                                                          ------        ------            ------        ------

       Basic earnings(loss) per share                  $    .0     $     (.05)         $    .03     $    (.02)
                                                       -------     -----------         --------     ----------

Diluted EPS
       Net income(loss)                                   $   51         $(691)          $   477       $  (253)
                                                          ------         ------          -------       --------

Weighted average shares outstanding                       14,396        14,310            14,396        14,310
Dilutive effect of stock options                             232             -               288             -
                                                        --------             -               --------        -
  Diluted weighted average shares
   Outstanding                                            14,628        14,310            14,694        14,310
                                                          ------        ------            ------        ------
       Diluted earnings (loss) per share               $    .00     $    (.05)         $    .03      $   (.02)
                                                       --------     ----------         --------      ---------


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

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. During the quarter and nine months ended September 30, 2006, the Company did not grant any stock options or any other stock-based awards , and therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for such periods.

     At September 30, 2006 the Company had 1,100,000 options outstanding of which 1,070,000 were vested and exercisable under its stock option plan with an aggregate weighted average exercise price of $.14 and a contractual remaining life of .30 years. The Aggregate intrinsic value of the options outstanding at September 30, 2006 was $40,000. No options were exercised, forfeited or expired during the nine months period ended September 30, 2006.

         The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the quarter and nine months ended September 30, 2005 (in thousands except per share amounts):

                                                       Three months               Nine months
                                                    ended September 30          ended September 30,
                                                            2005                        2005
                                                            ----                        ----

   Reported net loss                                      $ (691)                     $ (253)
   Stock-based employee compensation
    determined under the intrinsic value
    method, net of tax                                         -                           -
   Stock-based employee compensation
    determined under the fair value based
    method, net of tax                                        (3)                         (8)
                                                        ---------                   ---------

   Pro-forma net loss                                     $ (694)                     $ (261)
                                                          -------                     -------

   Basic earnings loss per share:
        As reported                                       $ (.05)                     $ (.02)
                                                          -------                     -------
        Pro forma                                         $ (.05)                     $ (.02)
                                                          -------                     -------

   Diluted earnings loss per share:
        As reported                                       $ (.05)                       (.02)
                                                          -------                      ------
        Pro forma                                         $ (.05)                     $ (.02)
                                                          -------                     -------

7.       Related Party Transactions

     Management fee charged by NPDC, which are included in selling, general and administrative expenses, amounted to $92,500 and $125,000 for the quarter ended September 30, 2006 and 2005, respectively and $277,500 and $375,003 for the nine months ended September 30, 2006 and 2005, respectively. Interest expenses on the loan payable to JL Distributors, Inc. amounted to $ 63,000 and $63,000 for the quarter ended September 30, 2006 and 2005, respectively and $189,000 and $ 175,000 for the nine months ended September 30, 2006 and 2005, respectively.

8.       Recently Issued Accounting Standards

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

Results of Operations

The Company had income before income taxes of $90,000 for the quarter ended September 30, 2006, as compared to a loss before income taxes of ($1,191,000) for the quarter ended September 30, 2005. The increase in income before income taxes for the quarter ended September 30, 2006 was primarily a direct result of an increase in net sales of $ 800,000 which was additionally impacted by a decrease in cost of goods sold, net of promotional discounts of $ 300,000, as well as a reduction in selling, general administrative expenses of $ 200,000.

The company had income before income taxes of $ 844,000 for the nine months ended September 30, 2006, as compared to a loss before income taxes of ($ 436,000) for the nine months ended September 30, 2005. The increase in income before income taxes for the nine months ended September 30, 2006 was the result of an increase in gross margin of $ 882,000, in addition to a further reduction in selling, general and administrative expense of $ 410,000 inclusive of a reduction in management fees charged by NPDC, all of which was offset by a slight increase in interest expense.

Sales

The Company had sales of $27,666,000 and $85,556,000 for the quarter and nine months ended September 30, 2006 respectively, as compared to sales of $26,899,000 and $84,717,000 for the quarter and nine months ended September 30, 2005, respectively. The increase in sales for the quarter ended September 30, 2006 was partly the result of a reduction in sales discounts offered to its current customers, in addition to an increase in sales revenue derived from various local trade event shows, as well as the continued efforts in passing through various price increases due to increases in raw material costs that have been passed on by the companies suppliers during the quarters ended September 30, 2006 and September 30, 2005 respectively.

Gross margin

Gross margin increased to $4,459,000, or 16.1% of net sales, for the quarter ended September 30, 2006, as compared to $3,429,000, or 12.7% of net sales, for the quarter ended September 30, 2005. The increase in gross margin dollars and gross margin percentage for the quarter ended September 30, 2006 was a result of a $.8 million increase in net sales volume in conjunction with a $.3 million reduction in cost of sales net of promotional discounts. Gross margin for the nine months ended September 30, 2006 increased to $ 14,319,000 or 16.7% of net sales as compared to $ 13,437,000 or 15.9% of net sales. An increase in net sales of $.8 million in conjunction with a slight reduction in cost of goods sold net of promotional discounts have contributed to the increase in gross margin for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,995,000 for the quarter ended September 30, 2006, as compared to $4,201,000 for the quarter ended September 30, 2005. The decrease in SG&A expenses of $ .2 million was primarily attributable to an overall decrease in SG&A expenses as well a reduction in management fees charged by NPDC. Management fees charged by NPDC for the quarter ended September 30, 2006 were $ 93,000 as compared to $125,000 for the quarter ended September 30, 2005.

The Company had selling, general and administrative (SG&A) expense of $12,238,000 for the nine months ended September 30, 2006, as compared to $12,648,000 for the nine months ended September 30, 2005. The decrease in SG&A expenses of $ .4 million was primarily attributable to a recovery of bad debts written off in prior years which were recovered during the first nine months of 2006, in addition to an overall reduction in selling, delivery and general administrative expenses and management fees charged by NPDC for the nine months ended September 30, 2006 and 2005 of $277,000 and $ 375,000 respectively.

Other income/(Loss)

The Company had other income of $ 42,000 for the quarter ended September 30, 2006, as compared to other losses of $6,000 for the quarter ended September 30, 2005.The increase in other income was a result of the company recognizing a gain of $ 27,000 for the quarter ended September 30, 2006 due to changes in the fair value of the interest rate collar as well as an increase in other income as a result of late charge income related to receivables that were delinquent.

The Company had other income of $48,000 for the nine months ended September 30, 2006 as compared to other income of $ 20,000 for the nine months ended September 30, 2005. The increase in other income was the result of the Company recognizing a gain of $ 12,000 for the nine months ended September 30, 2006 and a loss of $ 4,000 for the nine months ended September 30, 2005 for changes in the fair value of the interest rate collar, which was further impacted by the Company recognizing late charge income related to receivables that were delinquent for the respective periods.

Interest expense

The Company had interest expense of $416,000 and $1,285,000 for the quarter and nine months ended September 30, 2006, respectively, as compared to interest expense of $413,000 and $1,245,000 for the quarter and nine months ended September 30, 2005, respectively. The increase in interest expense for the quarter and nine months ended September 30, 2006 was a result of an increase in average short-term borrowings on the current credit facility and an increase in interest rates.

Income taxes

The effective income tax rate remained at approximately 43.0% for the quarter and nine months ended September 30, 2006 which is the anticipated annualized effective rate as compared to an effective income tax rate of 42.0% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash of $3,000. Management believes that the current borrowing availability under the company's credit facility will be sufficient to fund the Company's working capital requirements for at least the next twelve months. For the nine months ended September 30, 2006, the Company's working capital increased by $589,000 from $3,499,000 to $4,088,000. The increase in working capital was due to increased accounts receivables, offset by a reduction in inventory, prepaid expenses and other current assets and an increase in accounts payable and accrued expenses, which was offset by a reduction in the short term borrowings.

For the nine months ended September 30, 2006 net cash provided by operating activities amounted to $2,009,000. The operating cash flows were primarily effected by the impact of the changes in other operating activities, the impact of an increase in accounts receivable, accounts payable and accrued expenses offset by a reduction in Inventory and prepaid expenses and other current assets. During the nine months ended September 30, 2006 cash flows used in financing activites amounted to $1,894,000 which principally consisted of repayments of short-term borrowings.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (7.57% at September 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at September 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At September 30, 2006 and December 31, 2005, approximately $17,870,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,286,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2006 the Company was compliance with the all required covenants

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The fair value of the interest rate swap amounted to $ 351,000 and $ 395,000 at September 30, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of September 30, 2006.

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

Item 1B.   Properties

     Commencing on October 1, 2006 Five Star's lease related to the New York sales office was extended on a month to month basis. Beginning October 1, 2006 through March 31, 2007 the monthly base rent is $1,968.80, and April 1, 2007 thru March 31, 2008 the monthly base rent is $2,027.87

     On October 12, 2006 Five Star's lease for the Connecticut facility was amended and an extension of the Lease was extended through February 28, 2009. As of March 1, 2007 Five Star shall pay annual rent in the amount of $324,000, in addition the Company shares common area maintenance charges.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

     On October 18, 2006 Five Star Products, Inc. named Bruce Sherman as Chief Executive Officer. Mr. Sherman held various positions with the Company's wholly owned subsidiary Five Star Group, Inc. ("Five Star Group") since joining Five Star Group in 1993. Mr. Sherman had been Executive Vice President, Sales and a director of the Company and Five Star Group since 2002, Vice President and a director of Five Star Group from 1999 until 2002 and Vice President of Sales of Five Star Group from 1993 until 1999. Mr. Sherman attended Queens College. Mr. Sherman is 54.

     Five Star Group and Mr. Sherman are parties to an Employment Agreement, for a period commencing October 18, 2006 and terminating on December 31, 2010. Under the Employment Agreement, Mr. Sherman's base annual salary is $262,500, with annual increases of not less than the greater of 3% and the percentage increase in the consumer price index for the prior year. Mr. Sherman's bonus for 2006 will be $75,000 provided that there is an increase in EBITDA for 2006 over 2005. For all other years, the bonus shall be equal to $500,000 multiplied by the actual percentage increase in EBITDA, if any, for the year in which the Bonus is earned, over the prior year, based upon a baseline EBITDA of $1.6 million or actual, whichever is greater, but in no event to exceed $250,000 per year. Mr. Sherman is also eligible to receive an additional annual Super-bonus in an amount not to exceed $250,000 (assuming a 150% increase in EBITDA). Five Star Group is also required to provide Mr. Sherman with an automobile.

     Pursuant to the Employment Agreement, subject to stockholder approval, Mr. Sherman was granted options to purchase 400,000 shares of the Company's common stock at an exercise price equal to the closing price on October 18, 2006. Contingent upon an annual increase in the Company's EBITDA for each year over the prior year, the options shall vest as follows: 140,000 in March 2008 and 130,000 in March 2009 and 2010. Upon the occurrence of a change in control of the Company or a sale of the Company (as defined), all stock options to purchase common stock of the Company previously granted to Mr. Sherman will become vested and exercisable.

     Five Star Group may terminate the employment agreement for cause which is defined as (i) breach by Mr. Sherman of any of the terms of the Employment Agreement, (ii) gross neglect by Mr. Sherman of his duties, (iii) the conviction of Mr. Sherman for any felony or crime involving moral turpitude, (iv) the conviction of Mr. Sherman of any crime involving the property of the Company,
(v) the commission by Mr. Sherman of any act of fraud or dishonesty, (vi) the engagement by Mr. Sherman in misconduct resulting in serious injury to the Company, or (vii) the physical or mental disability of Mr. Sherman, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any 12 month period, such termination to be effective 30 days after written notice. If Mr. Sherman is terminated for cause, he shall not be entitled to any compensation, including the bonus, after the date of termination. If Mr. Sherman's employment is terminated by his death or disability, the Company is required to pay Mr. Sherman is base salary then in effect for the month during which termination occurred, and four months thereafter.

     The Employment Agreement also contains non-compete and non-solicitation covenants.


Item 6.       Exhibits

              31.1 Certification of Chief Executive Officer of the Company dated November 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

              31.2 Certification of Chief Financial Officer of the Company dated November 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

              32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
________
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            FIVE STAR PRODUCTS, INC.




DATE: November 14, 2006
                                            ------------------------------------
                                            Bruce Sherman
                                            Chief Executive Officer





DATE: November 14, 2006
                                            ------------------------------------
                                            Neal Collins
                                            Chief Financial Officer