Form 10-K
period 2006-12-31
FIVE STAR PRODUCTS INC
filed 2007-04-02
CIK 922408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934 For the transition period from             to ________________
                        Commission File Number 333-78252

                            FIVE STAR PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                    13-3729186
         (State or Other Jurisdiction of             IRS Employer Identification
         Incorporation or Organization)                         Number)

                 777 Westchester Avenue, White Plains, NY 10604
             (Address of Principal Executive Offices, including Zip
                                      Code)

                                 (914) 249-9700
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:               None

Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 Par Value
                                                         (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes      No

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.   Yes       No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No

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

     Large accelerated filer Accelerated filer Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).      Yes           No


     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant's most recently completed second quarter, is $983,470.

     As of March 16, 2007, 14,309,577 shares of the registrant's common stock were outstanding.

     Portions of the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
PART I                                                                     Page
         Item 1. Business  ...................................................1

         Item 1A. Risk Factors................................................6

         Item 1B. Unresolved Staff Comments...................................7

         Item 2. Properties...................................................7

         Item 3. Legal Proceedings............................................8

         Item 4. Submission of Matters to a Vote of Security Holders..........8

PART II

         Item 5. Market for the Registrant's Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity
                 Securities...................................................8

         Item 6. Selected Financial Data......................................9

         Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............10

         Item 7A.Quantitative and Qualitative Disclosures About Market
                 Risk........................................................18

         Item 8. Financial Statements and Supplementary Data.................20

         Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure..................42

         Item 9A. Controls and Procedures....................................42

         Item 9B. Other Information..........................................42

PART III
         Item 10. Directors, and Executive Officers of the Registrant and
                  Corporate Governance.......................................43

         Item 11. Executive Compensation.....................................43

         Item 12. Security Ownership of Certain Beneficial
         Owners and Management. and Related Stockholder Matters..............43

         Item 13. Certain Relationships, and Related Transactions and
                  Director Independence..................................... 43

         Item 14. Principal Accounting Fees and Services.....................43

PART IV
         Item 15. Exhibits, Financial Statement Schedules....................44

         Signatures..........................................................45

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission (the "SEC"). We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

                                     PART I

Item 1:  Business

General Development of Business

         Five Star Products Inc. (the "Company", "we", "our", or "Five Star") is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star also services the Mid- Atlantic states, as far south as North Carolina. Five Star operates two distribution centers, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star's New Jersey headquarters. At December 31, 2006 Five Star is a majority owned subsidiary of National Patent Development Corporation ("NPDC"), which as of March 2, 2007 actually owns 64% and beneficially owns approximately 70% of the Company's common stock assuming conversion of a convertible note of the Company held by a wholly-owned subsidiary of NPDC noted below.

         The Company currently has a $2,800,000 unsecured promissory note (the "Promissory Note") with NPDC. The Promissory Note bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Promissory Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Promissory Note, the Company paid NPDC a fee of one percent of the Promissory Note's outstanding balance or $28,000. In addition, the interest rate on the Promissory Note was increased to 9%. On July 28, 2006 the Company and NPDC agreed to extend the Promissory Note for a one-year term maturing on June 30, 2007. In consideration for NPDC extending the Promissory Note, the Company paid NPDC a fee of one percent of the Promissory Note's outstanding balance or $28,000 during July 2006. The interest rate on the Promissory Note remained at 9% .

          March 2, 2007 we entered into an amendment to the Promissory Note with NPDC. Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at NPDC's option into shares of our common stock at a price of $.40 per share, subject to adjustment for stock splits, stock dividends, combinations, reorganization and other similar recapitalizations. We no longer have the right to prepay the Promissory Note prior to maturity.

         NPDC provides legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for fees which have ranged from $10,000 to $25,000 per month and which are currently capped at $14,167 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. In addition the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman's (NPDC's Chief Executive Officer) service to the Company effective October 1, 2004. The agreement was renewed for 2006.

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

         Our management takes a proactive approach in coordinating all phases of our operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through the Company's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a hand held device computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the warehouse management system designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 19,000 stock keeping units (SKUs). The products are loaded onto trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers locations the following morning.

Customers

         Our largest customer accounted for approximately 4.3% of our sales in 2006 and our 10 largest customers accounted for approximately 17.4% of sales. All such customers are unaffiliated and we do not have a long-term contractual relationship with any of them.

Management Information System

         All of our inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM AS/400 computer system. In addition, our software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of our operations. We also maintain a salesperson-order-entry system, which allows the salesperson to scan product information and then download the information to a hand held device. The hand held device contains all product and customer information and interacts with the AS/400.

Purchasing

         We rely heavily upon our purchasing capabilities to gain a competitive advantage relative to our competitors. Our capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is one of the strongest components of service in the distribution business, and is a major factor in our success.

         Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through our strategic purchasing decisions, we carry large quantities of inventory that support fill ratios of approximately 95%.

         All purchasing decisions based on current inventory levels, sales projections, manufacturer discounts and recommendations from sales representatives, are made by the merchandising group, located in New Jersey, in order to effectively coordinate our activities. In addition to senior management's active involvement, regional sales managers play an extremely critical role in this day-to-day process.

         We have developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on us to introduce new products to market. Furthermore, suppliers have grown to trust our ability to penetrate the market. As a result, we are often called on first by manufacturers to introduce new products into the marketplace.

Marketing

         The do-it-yourself industry relies on distributors to link manufacturers'products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, , manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

         The marketing efforts are directed by regional sales managers. These individuals are responsible for designing, implementing and coordinating marketing policies. They work closely with senior management to coordinate company-wide marketing plans as well as to service our major multi-state customers. In addition, each regional sales manager is responsible for overseeing the efforts of his sales representatives.

         The sales representatives, by virtue of frequent contact with customers, are the most integral part of our marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years' experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired.

         Our size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with advantages relative to competing sales representatives from other distributors. In addition, the representatives' efforts are supported by company-sponsored marketing events. For example, each year in the first quarter, Five Star invites all of its customers to special trade shows for Five Star's major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

Industry Dynamics

The Do-It-Yourself Industry

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily in home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $300 billion in 2006 and are projected to grow at a 5.7% compound rate through 2010.

         Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

Competition

         Competition within the industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. Five Star competes through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name. Through internal growth and acquisitions, Five Star has already captured a significant share in its principal market, the Northeast.

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

Patents, Trademarks and other Intellectual Property

         Except for our line of private-label products, we do not have any material patents, trademarks or other intellectual property. We intend to expand the distribution of our line of private-label products sold under the "Five Star" name.

Environmental Matters and Governmental Regulations

         Our activities may subject us to federal, state and local environmental laws and regulations and OSHA regulations. We believe that we are in compliance in all material respects with such environmental laws and regulations.

Employees

         The Company employs approximately 219 people. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 86 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

Item 1A  Risk Factors

         Set forth below are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company. You are strongly urged to carefully consider the cautionary language and risks set forth below.

Expiration of Leases for Warehouse Facilities

         The Company's leases for its Connecticut and New Jersey facilities expire in the first quarter of 2009. The landlord at our Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. Exercise by the landlord of the option and our inability to enter into a new lease under favorable terms could have an adverse impact on our business.

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

Control by NPDC

         The Company is controlled by the Company's principal stockholder, NPDC, whose interest may not be aligned with those of the Company's other stockholders. As of March 15, 2007, NPDC actually owned 64% and beneficially owned approximately 70% of the Company's outstanding common stock. Accordingly, NPDC will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of the Company's common stock. See Notes 3 and 6 to Notes to Consolidated Financial Statements for a description of transactions between the Company and NPDC. In addition, John C. Belknap, our President and Chief Executive Officer, is a director and employee of NPDC.

Item 1B. Unresolved Staff Comments

         None

Item 2.           Properties

         Five Star leases 236,000 square feet in New Jersey, 98,000 square feet in Connecticut, 1,300 square feet of sales offices in New York. GP Strategies Corporation (GPS) has guaranteed the leases for our New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. The landlord at our Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. On September 20, 2006 we renegotiated the New York sales office lease terms with the lessor. The terms are month to month with a monthly base rent of $ 1,968 for the period October 2006 through March 2007 and a monthly base rent of $ 2,028 for the period April 2007 through March 2008. Except as described above, the current facilities leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

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

                                     PART II

Item 5: Market for the Registrant's Common Equity, and Related Stockholder Matters and Issuer Purchase of Equity Securities


         . The following table presents the high and low bid and asked prices for the Company's common stock for 2006 and 2005. The Company's common stock, $0.1 par value, is quoted on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                  Quarter                   High                    Low

2006              First                     $0.22                  $0.18
                  Second                    $0.27                  $0.15
                  Third                     $0.25                  $0.16
                  Fourth                    $0.35                  $0.17

2005              First                     $0.33                  $0.22
                  Second                    $0.45                  $0.36
                  Third                     $0.45                  $0.38
                  Fourth                    $0.42                  $0.17

         The number of shareholders of record of the common stock as of March 16, 2007 was 3,060 and the closing price of the common stock on the OTC Bulletin Board on that date was $0.54. The Company did not declare or pay any cash dividends in 2006 and 2005. The current policy of the Company's Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. The payment of cash dividends on the common stock in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)

Item 6.  Selected Financial Data

                                                                        Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                    ------------- ------------ ------------- ------------ ------------

                                                         2006          2005          2004           2003        2002
                                                         ----          ----          ----           ----        ----

Statement of Operations Data:

Revenue                                               $108,088      $106,451     $101,982        $95,085     $94,074
Cost of goods sold                                      90,877        89,254       83,022         77,866      78,051
Selling, general and administrative
 Expenses                                               15,100        15,997       15,899         15,243      14,903
Net income / (loss)                                        285          (287)       1,140            598         391

Income per share:
Basic                                                    $.02        $(0.02)      $0.08            $0.04     $0.03
Diluted                                                  $.02        $(0.02)      $0.07            $0.04     $0.03


                                                                     Years Ended December 31,
                                                   --------------------------------------------------------------
                                                   ----------- ------------ ----------- ----------- -------------

                                                         2006        2005         2004        2003        2002
                                                         ----        ----         ----        ----        ----

Balance Sheet Data:

Current assets                                        $33,439     $34,864      $39,296     $35,719     $34,214
Current liabilities                                    29,777      31,365       35,538      29,651      27,585
Non-current liabilities                                     6          20           19       2,800       4,500
Working capital                                         3,662       3,499        3,758       6,068       6,629
Total assets                                           34,497      36,184       40,475      36,896      35,366
Total stockholders' equity                              4,714       4,799        4,918       4,445       3,281



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations
Executive summary

The Company reported net income for the 12 months ended December 31, 2006 of $285,000, an increase of $572,000 as compared to a net loss of $287,000 for the year ended December 31, 2005. Basic and diluted net income per share was $0.02 for the year ended December 31, 2006 compared to $(0.02) reported for the year ended December 31, 2005. The improvement in the results in 2006 was primarily attributable to reduced selling expenses and increased marketing contribution from vendors. Sales increased by $1,637,000 from $106,451,000 in 2005 to $108,088,000 in 2006. This increase was a result of increased prices and reduced sales discounts offered to existing customers.

Overview

  Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

The following key factors affect Five Star's financial and operation performance:

     o its ability to negotiate low prices from its suppliers,

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

Five Star operates in the Home Improvement market, which has grown in recent years and for which the Home Improvement Research Institute predicts average annual industry growth of nearly 5.4% through 2011. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has not increased at the same rate, and such revenue would have declined if Five Star had not entered into new geographic sales territories. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, as far south as North Carolina. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.


Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The Company recognized income before income taxes of $ 546,000 for the year ended December 31, 2006 as compared to a loss before income taxes of $384,000 for the year ended December 31, 2005. The change in pre-tax income of $930,000 is primarily due to reduced selling, general and administrative expense of $ 897,000 inclusive of a reduction in management fees charged by NPDC of $130,000

Sales. Sales increased by $1,637,000 from $106,451,000 in 2005 to $108,088,000 in 2006. This increase was a result of increased prices and reduced sales discounts offered to existing customers.

Gross margin. Gross margin of $17,211,000 or 15.9% of sales, in 2006 was consistent with gross margin of $17,197,000, or 16.2% of sales in 2005. The increase in gross margin was the result of increased sales, offset by reduced gross margin percentage due to reduced vendor discounts recognized in 2006. The Company includes warehousing expenses as part of cost of goods sold.

Selling, general and administrative. Selling, general and administrative expenses decreased by $897,000 from $15,997,000 in 2005 to $15,100,000 in 2006 primarily attributable to the following factors; (i) a $175,000 reduction of allowance for doubtful accounts, (ii) $130,000 reduction in the management fee paid to NPDC, (iii) reduced sales commissions of .23% of net sales

(approximately $200,000), (iv) increased marketing allowances received from vendors of $553,000 and offset by (v) a $300,000 accrual for severance and related expenses for a terminated executive accrued in 2006.

Interest expense. Interest expense was $1,627,000 in 2006 as compared to $1,625,000 in 2005. The small increase was the result of increased interest rates offset by reduced average borrowing in 2006.

Income taxes. The company recognized income tax expense in 2006 of $ 261,000, and an income tax benefit of $ 97,000 in 2005 at an effective tax rate of 48% in 2006 and 25% in 2005.

Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

The Company recognized a loss before income taxes of $384,000 for the year ended December 31, 2005 as compared to income before income taxes of $1,981,000 for the year ended December 31, 2004. The decrease in profitability of $2,365,000 is primarily due to decreased gross margin of $1,763,000, an increase of $529,000 in interest expense and management fees and an increase in selling, general and administrative expenses of $98,000.

Sales. Sales increased by $4,469,000 from $101,982,000 in 2004 to $106,451,000 in 2005. This increase was a result of rising prices due to increased raw material costs for certain of the Company's vendors, as well as increased sales volume generated from the Company's annual trade shows. In addition Five Star conducts small local trade shows for its customer base to create additional incremental revenue.

Gross margin. Gross margin of $17,197,000 or 16.2% of sales, in 2005 decreased by $1,763,000 or 9.3% when compared to gross margin of $18,960,000, or 18.6% of sales in 2004. The decrease in gross margin percentages from 2004 to 2005 was the result of unfavorable shift in the product mix sold, increased price based competition , an increase in vendor pricing in particular for petroleum based products as well as a resistance to price increases from customers.

Selling, general and administrative. Selling, general and administrative expenses increased by $98,000 or less than 1% primarily due to increases in delivery expenses, salesmen commissions and management fees of approximately $300,000 offset by a reduction in general and administrative expenses of approximately $200,000.

Interest expense. The increase in interest expense in 2005 of $529,000 is the result of an increase in average borrowings related to the Company's Loan Agreement, offset by a decrease in average borrowings related to the Note.

Income taxes. The company recognized an income tax benefit in 2005 of $ 97,000, and an income tax expense of $ 841,000 in 2004, at an effective tax rate of 25% in 2005 and 42% in 2004.

Liquidity and Capital Resources

At December 31, 2006 the company had cash of $ 3,000 and working capital of $ 3,662,000 compared to cash of $ 3,000 and working capital of $ 3,499,000 as of December 31, 2005. The Company believes that the cash generated from operating activities will be sufficient to fund the Company's working capital requirements for at least the next twelve months. For the twelve months ended December 31, 2006 the working capital increased $ 163,000. from $3,499.000 in 2005 to $ 3,662,000 in 2006, which was primarily due to an increase in deferred income taxes, decrease in short term borrowings, offset by a reduction in inventory, prepaid expenses and an increase in accounts payable and accrued expenses. For the twelve months ended December 31, 2006 net cash provided by operating activities amounted to $ 2,239,000 which was attributed by the impact of a decrease in inventory, prepaid expenses, increase in accounts payable offset by an increase in deferred income taxes. During the twelve months ended December 31, 2006 cash flow provided by operating activities of $ 2,239,000 funded repayment of short term borrowings under the current credit facility of $ 2,100,000.

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.85% at December 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at December 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2006 and December 31, 2005, approximately $17,664,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $2,929,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. . As of December 31, 2006 the Company was in compliance with all required covenants. The following table sets forth the significant debt covenants at December 31, 2006:


Covenant                            Required                               Calculated
--------                            --------                               ----------
Minimum tangible net worth          $6,000,000                             $7,329,000
Debt to tangible net worth          < 6                                    2.41
Fixed charge coverage               >1.1                                   1.43
Quarterly income (loss)             No loss in consecutive quarters        $51,000    -third    quarter   income
                                                                                $(192,000)-fourth quarter loss


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

The fair value of the interest rate swap amounted to $ 320,000 at December 31, 2006 and $395,000 at December 31, 2005, and is included in other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar from June 17, 2004 through December 31, 2006 amount to approximately $6,000, which has been charged to earnings during the year ended December 31, 2006.

On March 2, 2007 NPDC amended its $2,800,000 Promissory Note with Five Star. Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at NPDC's option. The Promissory Note and accrued interest are convertible into shares of Five Star common stock at a price of $.40 per share, subject to adjustment for stock splits, stock dividends, combinations, reorganization and other similar recapitalizations. Five Star no longer has the right to prepay the Promissory Note prior to maturity.

The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. The balance of the Note was $2,800,000 as of December 31, 2006.

Leslie Flegel was named Chairman and a Director of the Company on March 2, 2007. In addition, in connection with his appointment as Chairman of Five Star, on

March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement"). Under the FS Agreement, Mr. Flegel will receive an annual fee of $100,000 and will be reimbursed (i) for all travel expenses incurred in connection with his performance of services to Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture. The Agreement also provides that if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to his agreement with Five Star described below is less than $280,000 on the last day of the term of such agreement with Five Star, Mr. Flegel may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star's common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the "2007 Plan"), subject to the approval of the shareholders of Five Star. Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28,
2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star's common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of FS common stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 1, 2007, John C. Belknap was elected as a director of Five Star. Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of NPDC since October 20, 2006 and has been an employee of NPDC and unpaid consultant to Five Star since December 1, 2006. Pursuant to the Restricted Stock Agreement, Mr. Belknap was granted 1,000,000 restricted shares of Five Star common stock. The shares will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap's continued employment with Five Star or NPDC. Five Star has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010 pursuant to the Belknap Five Star Registration Rights Agreement.

On March 2, 2007, Five Star and Bruce Sherman entered into an Amended and Restated Employment Agreement (the "Amended and Restated Employment Agreement"), for a period commencing on March 2, 2007 and terminating on December 31, 2010 pursuant to which Mr. Sherman will serve as Chief Executive Officer of Five Star Group. The Amended and Restated Employment Agreement amends and restates the Employment Agreement (the "Employment Agreement") between Five Star Group and Mr. Sherman dated October 18, 2006, pursuant to which Mr. Sherman served as Chief Executive Officer of Five Star Group. In accordance with the Employment Agreement Mr. Sherman was granted options to purchase 400,000 shares of the FS common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of Five Star common stock on October 18, 2006. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Sherman's continued employment with Five Star Group as well as shareholder approval of the 2007 Plan. The Company determined the estimated aggregate fair value of these options on the date of grant to be $66,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 166%, dividend yield of 0%, risk free interest of 5% and an expected life of 4 years. Achievement of performance criteria was determined as less then probable at December 31, 2006 and therefore no compensation expense was recognized. The EBITDA targets and exercise price were subsequently modified by he Amended and Restated Employment Agreement related options agreement, which is filed as an exhibit hereto and is incorporated herein by reference.

On March 2, 2007, Charles Dawson, an Executive Vice President of Five Star Group, was granted options to purchase 125,000 shares of FS common stock at an exercise price equal to $0.38, the closing price on March 1, 2007. The shares will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Dawson's continued employment with Five Star Group as well as shareholder approval of the 2007 Plan.

Contractual Obligations and Commitments

The following table summarizes the note payable, capital lease commitments, operating lease commitments, purchase commitments and a consulting agreement as of December 31, 2006 (in thousands):


                                                                          Payments due in
                                              2007          2008-2009        2010-2011       After 2011         Total
                                              ----          ---------        ---------       ----------         -----

Note Payable                                $  2,800       $        -       $       -           $    -          $ 2,800
Operating lease commitments                    2,499            2,515               6                -            5,020
Consulting agreements                            117              125              21                -              263
                                             -------              ---     -----------          -------            -----

Total                                        $ 5,416          $ 2,640            $ 27          $     -          $ 8,083
                                             -------          -------            ----          -------          -------

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of Five Star's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 4.94 % and 4.33% as of December 31, 2006 and December 31, 2005. This increase is reflective of increased credit losses projected from several insolvent customers.

Recent accounting pronouncements.

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

Staff Accounting Bulletin No.108. During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

Prior to 2006, the Company identified prior years misstatements related to accounting for vendors' allowances for product purchases, which did not reduce the cost of inventory but instead were recognized as a reduction in cost of goods sold in the years they arose. In the past the Company assessed the effect for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As the result of implementation of SAB 108, the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors' allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method, would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but, increased the 2006 beginning balance of the accumulated deficit by $325,000, increased deferred tax assets by $215,000 and reduced inventory by $540,000. Stock -based compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. During the year ended December 31, 2006, the Company did not grant any stock options or any other stock-based awards, and therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for such periods.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to the impact of currency fluctuations because of its sales to customers in foreign countries.

As of December 31, 2006, the Company had approximately $5.7 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2006, interest expense would vary by $57,000.

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

8.                Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Report of Independent Registered Public Accounting Firm                    21

Financial Statements:
         Consolidated Balance Sheets - December 31, 2006 and 2005          22

         Consolidated Statements of Operations and Comprehensive Income -
         Years ended December 31, 2006, 2005 and 2004                      23

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2006, 2005 and 2004                      24

         Consolidated Statements of Cash Flows -
         Years ended December 31, 2006, 2005 and 2004                      25

         Notes to Consolidated Financial Statements                        26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
Five Star Products, Inc.:

We have audited the accompanying consolidated balance sheets of Five Star Products Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Products Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements".


EISNER LLP
New York, New York
March 28, 2007

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                               December 31,          December 31,
                                                                                    2006                 2005
                                                                                    ----                 ----

      Assets
Current assets
Cash                                                                          $        3            $        3
Accounts receivable, less allowance
 for doubtful accounts of $547 and $480, respectively                             10,520                10,594
Inventory                                                                         21,744                23,317
Deferred income taxes                                                                652                   172
Prepaid expenses and other current assets                                            520                   778
                                                                               ---------             ---------
Total current assets                                                              33,439                34,864
Machinery and equipment, net                                                         530                   712
Deferred income taxes                                                                166                   166
Other assets                                                                         362                   442
                                                                              ----------            ----------
Total Assets                                                                     $34,497               $36,184
                                                                                 =======               =======

      Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowings                                                            $17,664               $19,764
Note payable to NPDC                                                               2,800                 2,800
Accounts payable and accrued expenses
  (including due to affiliates of $79 and $64, respectively)                       9,313                 8,801
                                                                                   -----                 -----
Total current liabilities                                                         29,777                31,365

Interest rate collar                                                                   6                    20
                                                                                --------             ---------
Total Liabilities                                                                 29,783                31,385
                                                                                  ------                ------

Stockholders' equity
Common stock, authorized 30,000,000 shares, par value $.01 per share; 17,293,098 shares issued and 14,396,077 outstanding in 2006 and
  2005, respectively                                                                 173                   173
Additional paid-in capital                                                         8,552                 8,552
Accumulated deficit                                                               (3,495)               (3,455)
Accumulated other comprehensive income                                               184                   229
Treasury stock, at cost 2,983,521 shares                                            (700)                 (700)
                                                                              -----------           -----------
Total stockholders' equity                                                         4,714                 4,799
                                                                               ---------             ---------
                                                                                $ 34,497              $ 36,184
                                                                                ========              ========
        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)


                                                              Year Ended December 31,

                                                             2006              2005              2004
                                                             ----              ----              ----

Sales                                                      $ 108,088         $ 106,451         $ 101,982
Cost of goods sold (net of vendors allowances)
                                                              90,877            89,254            83,022
                                                              ------            ------            ------
Gross margin                                                  17,211            17,197            18,960

Selling, general and
 administrative expenses (net of vendors allowances)         (15,100)          (15,997)          (15,899)
                                                             --------          --------          --------

Operating income                                               2,111             1,200             3,061

Other income                                                      62                41                16

Interest expense (including amounts
  to affiliates of $252, $238 and $224)                       (1,627)           (1,625)           (1,096)
                                                              -------           -------           -------

Income / (loss) before income taxes                              546              (384)            1,981

Income tax (expense) / benefit                                  (261)               97              (841)
                                                            ---------           ------          ---------

Net income / (loss)                                           $  285           $  (287)         $  1,140

Other comprehensive income (loss), net of tax:
     Change in value of cash flow hedge                          (75)              290               (17)
     Tax benefit / (expense)                                      30              (122)                7
                                                            --------        -----------         --------

Comprehensive income                                           $ 240            $ (119)          $ 1,130
                                                               =====            =======          =======

Net income per share
 Basic                                                         $0.02            $(0.02)            $0.08
                                                               =====            =======            =====
 Diluted                                                       $0.02            $(0.02)            $0.07
                                                               =====            =======            =====


        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                                                       Accumulated
                                                 Common        Additional                 Treasury         Other            Total
                                                  Stock          Paid-in    Accumulated     Stock      Comprehensive   Stockholders'
                                                Par Value        Capital      Deficit      At Cost        Income          Equity
--------------------------------------------- -------------- ------------- --------------- ------------ ------------ ---------------
Balance at December 31, 2003                        $173          $8,552      $(4,308)      $(43)          $71             $4,445
--------------------------------------------- -------------- ------------- ------------- ------------ ------------ -----------------
Net income                                                                      1,140                                     1,140
Purchase of 2,628,000 shares of treasury
stock                                                                                       (657)                          (657)
Decrease in market value of interest
rate swap, net of tax                                                                                      (10)               (10)
--------------------------------------------- -------------- ------------- ------------- ------------ ------------ -----------------
Balance at December 31, 2004                        $173          $8,552      $(3,168)     $(700)          $61             $4,918
Net loss                                                                         (287)                                     (287)

Increase in market value of interest rate
swap, net of tax                                                                                           168                168
--------------------------------------------- -------------- ------------- ------------- ------------ ------------ -----------------

Balance at December 31, 2005                        $173          $8,552      $(3,455)     $(700)         $229             $4,799
SAB 108 cumulative adjustment                       ____          ______      ___(325)     _____          ____             __(325)
                                                                              --------                                   -------
Adjusted balance at December 31, 2005               $173          $8,552      $(3,780)     $(700)         $229             $4,474
Net Income                                                                        285                                       285
Decrease in market value of interest
rate swap, net of tax                                                                                      (45)               (45)
--------------------------------------------- -------------- ------------- ------------- ------------ ------------ -----------------
Balance at December 31, 2006                        $173          $8,552      $(3,495)     $(700)         $184             $4,714
--------------------------------------------- -------------- ------------- ------------- ------------ ------------ -----------------

        See accompanying notes to the consolidated financial statements.


                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                      ---------------- -------------- ----------------
                                                                           2006            2005            2004
                                                                           ----            ----            ----
Cash flows from operating activities:
Net income / (loss)                                                        $ 285           $ (287)      $  1,140
Adjustments to reconcile net income / (loss)
   to net cash provided by / (used in)  operating activities:
 Depreciation and amortization                                               322              317            293

 Deferred income tax benefit                                                (232)            (109)           (86)
 Loss / (gain)on interest rate collar                                        (14)               1             19
Changes in other operating items:
    Accounts receivable                                                       74             (972)          (752)
    Inventory                                                               1033            6,017         (2,907)
    Prepaid expenses and other current assets                                258             (621)           136
    Accounts payable and accrued expenses                                    513           (5,703)         1,538
                                                                             ---           -------         -----
Net cash provided by / (used in) operating activities                      2,239           (1,357)        $ (619)
                                                                           -----           -------        -------

Cash flows from investing activities:
Additions to machinery and equipment                                        (140)            (174)          (275)
                                                                            -----            -----          -----

Cash flows from financing activities:
Net (repayment of) / proceeds from short-term borrowings                  (2,100)           1,530          1,549

Purchase of treasury stock                                                     -                -           (657)
                                                                               -                -           -----
Net cash (used in) / provided by
 financing activities                                                     (2,100)           1,530            892
                                                                          -------           -----            ---

Net decrease in cash                                                           -               (1)            (2)
Cash at beginning of period                                                    3                4              6
                                                                               -                -        -------
Cash at end of period                                                         $3               $3         $    4
                                                                              ==               ==         ======

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
 Interest                                                                 $1,661           $1,613          $ 979
                                                                          ======           ======          =====
 Income tax                                                                  $32             $898          $ 522
                                                                             ===             ====          =====


                          See accompanying notes to the consolidated financial statements.



                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Continued)


1.       Business and relationship with National Patent Development Corporation

Five Star Products, Inc. (the "Company" or "Five Star") owns 100% of Five Star Group, Inc. which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. At December 31, 2006 the Company is a majority owned subsidiary of National Patent Development Corporation ("NPDC").

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

Vendor allowances. The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," and EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expenses. These costs amounted to $4,909,000, $4,981,000 and $4,756,000 for the years ended December 31, 2006,
2005 and 2004, respectively.

Advertising costs. The Company expenses advertising costs as incurred. Advertising expense was $40,000, $33,000 and $91,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of the $2,800,000 fixed rate note payable to NPDC approximates estimated fair value at December 31, 2006 because of the short maturity, and at December 31, 2005 based on the then prevailing market rates. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

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

Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS No. 159 and have not determined yet the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Staff Accounting Bulletin No.108. During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

Prior to 2006, the Company identified prior years misstatements related to accounting for vendors' allowances for product purchases, which did not reduce the cost of inventory but instead were recognized as a reduction in cost of goods sold in the years they arose. In the past the Company assessed the effect for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As the result of implementation of SAB 108, the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors' allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method, would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but, increased the 2006 beginning balance of the accumulated deficit by $325,000, net of deferred tax benefit of 215,000.

Stock -based compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. Under such method, compensation cost is recorded as earned (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoptions of SFAS No. 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. During the year ended December 31, 2006, the Company granted stock options all of which were performance based. As achievement of performance criteria was determined as less then probable at December 31, 2006 no compensation expense was recognized for such options and therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for such period.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

                                                  Year Ended December 31,
                                                2005                   2004
                                                ----                   ----
Net (loss) / income - as reported              $(287)               $1,140
Compensation expense net of tax                  (11)                  (12)
                                                 ----                  ----
Pro forma net (loss) / income                  $(298)               $1,128
                                               ======               ======

Per share data
Basic - as reported                           $(0.02)                $0.08
Basic - pro forma                             $(0.02)                $0.08
Diluted - as reported                         $(0.02)                $0.07
Diluted - pro forma                           $(0.02)                $0.07

The Company did not grant any options during 2005 and 2004.

Earnings per share. Basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the year ended December 31, 2005 options outstanding to purchase approximately 1,100,000 shares of common stock were not included in the diluted per share computation because their effect would be anti-dilutive.

Earnings per share (EPS) for the years ended December 31, 2006, 2005 and 2004 are computed as follows (in thousands, except per share amounts):

                                                                   Year ended December 31,
                                                         --------------- -------------- --------------
                                                              2006            2005           2004
                                                              ----            ----           ----
        Basic EPS
        Net income / (loss)                                   $ 285          $ (287)        $ 1,140
                                                              -----          -------        -------

        Weighted average shares outstanding                  14,396          14,310          14,967
                                                             ------          ------          ------

        Basic earnings / (loss) per share                   $ 0.02         $ (0.02)          $ 0.08
                                                            ------         --------          ------

        Diluted EPS
        Net income / (loss)                                   $ 285          $ (287)        $ 1,140
                                                              -----          -------        -------

        Weighted average shares outstanding                  14,396          14,310          14,967

        Dilutive effect of stock options                        303                             395
                                                              ------          ---

        Weighted average shares
         outstanding, diluted                                14,699          14,310          15,362
                                                             ------          ------

        Diluted earnings / (loss) per share                  $ 0.02         $ (0.02)         $ 0.07
                                                             ------         --------         ------

Financial statement reclassification. Certain amounts in the prior year financial statements and quarterly information have been reclassified to conform to the 2006 presentation.

3.       Short-term borrowings

In 2003, the Company's wholly-owned subsidiary, Five Star Group, Inc., entered into a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.85% at December 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at December 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At December 31, 2006 and 2005, $17,664,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $2,929,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of the Company's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2006 the Company was in compliance with all covenant requirements.

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

The fair value of the interest rate swap amounted to $ 320,000 at December 31, 2006 and $395,000 at December 31, 2005, and is included in other assets in the accompanying balance sheets. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On June 17, 2004, Five Star Group, Inc. has also entered into interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on a notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount. Changes in the fair value of the interest rate collar, which amounted to approximately $15,000. $1,000 and $19,000 during 2006, 2005 and 2004 respectively, have been charged to earnings during such years.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' directions in various mutual funds. The Company's expense associated with the Savings Plan was approximately $125,000, $119,000 and $123,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

5.       Machinery and equipment

Machinery and equipment consist of the following (in thousands):

                                                   December 31,      Estimated
                                                2006       2005     useful lives
                                                ----       ----     ------------

Machinery and equipment                          479        440     5-7 years
Furniture and fixtures                         1,304      1,214        5 years
Leasehold improvements                           982        971     3-9 years
                                                 ---        ---
                                               2,765      2,625
Accumulated depreciation and amortization     (2,235)    (1,913)
                                              -------    -------
                                                $530       $712
                                                ====       ====

Depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 was $322,000, $317,000 and $293,000, respectively.

6.       Related party transactions

(a)  Management agreement

NPDC provided legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for fees of up to $10,000 which have ranged from $10,000 to $25,000 per month and are currently capped at $14,167 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. In addition, the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman's (NPDC's Chief Executive Officer) service to the Company effective October 1, 2004. The agreement was renewed for 2006.

Fees incurred under the Agreement totaled $370,000, $500,000 and $215,000, for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2006 and 2005, the amount due to NPDC under the Agreement was $58,000 and $43,000, respectively.

In addition, NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed NPDC for such expense, which amounted to approximately $234,000, $242,000 and $239,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(b) Related party debt

The Company's wholly-owned subsidiary, Five Star Group, Inc., has a $2,800,000 unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of NPDC. The Note, as amended, bore interest at 8%, which is payable quarterly, and was scheduled to mature on June 30, 2005. On June 30, 2005, the

Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration of NPDC extending the Note, the Company paid NPDC a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note has been increased to 9%. On July 28, 2006, the Note's maturity terms were extended to June 30, 2007. In consideration of NPDC extending the Note, the Company paid NPDC $28,000. See Note 12.

The Note is subordinated to the indebtedness under the Loan Agreement ( Note 3).

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

7.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

-------------------------------------- -------------- -------------- -----------
Years ended December 31,                    2006           2005           2004
-------------------------------------- -------------- -------------- -----------
Current
Federal                                     $353             $0           $703
State and local                              147             12            224
                                           -----           ----          -----
Total current expense                        500             12            927
                                           -----           ----          -----
Deferred
Federal                                     (185)           (84)           (67)
State and local                              (54)           (25)           (19)
                                          -------        -------        -------
Total deferred benefit                      (239)          (109)           (86)
                                         --------       --------        -------
Total income tax expense / (benefit)        $261           $(97)          $841
                                            ----           -----          ----

As of December 31, 2006 and 2005, net deferred income taxes consist of the following (in thousands):

                                                            December 31,
                                                       -------------------------
                                                       ------------ ------------
Deferred tax assets (liabilities)                         2006         2005
                                                          ----         ----

    Allowance for doubtful accounts                      $ 170        $ 154
    Accrued compensation                                   121            5
    Accrued expenses                                        32
                                                            --
    Inventory                                              329           13
                                                         -----         ----
    Total current deferred tax assets                      652          172
    Net operating losses                                                 76
    Machinery and equipment                                292          240
    Interest rate collar                                     2            8
    Deferred compensation                                   36           36
    Interest rate swap                                    (128)        (158)
                                                          -----        -----
    Total long-term deferred tax assets                    202          202

    Valuation allowance                                    (36)         (36)
                                                          -----        -----

    Net long-term deferred tax assets                      166          166
                                                           ---          ---

Net deferred tax assets                                   $818         $338
                                                          ====         ====

A reconciliation between the Company's tax provision and the U.S. statutory rate follows (in thousands):

------------------------------------ ------------- --------------- -------------
Years ended December 31,                2006               2005           2004
------------------------------------ ------------- --------------- -------------
------------------------------------ ------------- --------------- -------------
Tax at U.S. statutory rate              $186              $(131)           $673
State and local taxes net of
 Federal benefit                          61                 (8)            135
Items not deductible                      16                 29              25
Valuation allowance adjustment             0                 (3)              -
Other                                     (2)                16               8
                                      -------           -------          ------
Income taxes                            $261               $(97)           $841
                                        ====               =====           ====

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance was decreased $3,000 during 2005 and was unchanged during 2006 and 2004.

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

The term of any option granted under the Stock Option Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years. At December 31, 2006, the Company had 1,500,000 shares of common stock reserved for future grants under the Stock Option Plan.

Activity relating to stock options granted by the Company:



                                                                                                  Weighted-Average
                                                                                                  Remaining         Aggregate
                                                       Number of            Weighted-Average      Contractual       Intrinsic
                                                       Shares               Exercise Price        Terms (Years)     Value

Options outstanding at December 31, 2003               1,530,000            0.19
      Cancelled                                          (430,000)          0.33
                                                       -----------
Options outstanding at December 31, 2004 and 2005      1,100,000            0.14
       Granted                                         400,000              0.18
       Expired                                         (450,000)            (0.14)
Options outstanding at December 31,2006                1,050,000            0.16                  1.2               $148,500
                                                       =========            ====                  ===               ========
Options exercisable at December 31,2006                650,000              0.15                  0.1               $100,500
                                                       =======              ====                  ===               ========


At December 31, 2006, 650,000 option are vested.

On October 18, 2006 the Company granted options to purchase 400,000 shares of the Company's common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee's continued employment as well as shareholder approval of the 2007 Plan. Such approval is deemed to be essentially a formality as NPDC is the majority shareholder and controls the Company's Board of Directors, which adopted the 2007 Plan (Note 12a). The Company determined the estimated aggregate fair value of these options on the date of grant to be $66,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 166%, dividend yield of 0%, risk free interest of 5% and an expected life of 4 years. Achievement of performance criteria was determined as less then probable at December 31, 2006 and therefore no compensation expense was recognized. The EDITDA target and exercise price were modified in March 2007.

9.       Commitments and contingencies

The Company has several non-cancelable leases which cover real property, machinery and equipment. Such leases expire at various dates and some of them have options to extend their terms.

Minimum rental obligations under long-term operating leases are indicated in the table below (in thousands). Figures for real property include estimated amounts of supplemental lease obligations, such as pro-rated assessments for property taxes or common-area expenses.

                                              Machinery and
                         Real Property           equipment               Total
   --------------- ----------------------- --------------------- ---------------
   --------------- ----------------------- --------------------- ---------------

   2007                       1,609                   888                2,497
   2008                       1,623                   356                1,979
   2009                         381                   152                  533
   2010                                                 6                    6
   --------------- ----------------------- --------------------- ---------------
   --------------- ----------------------- --------------------- ---------------
   Total                     $3,613                $1,402               $5,015
                             ======                ======               ======

During 2006, 2005, and 2004, the Company incurred $3,026,000, $3,058,000 and
$2,886,000, respectively, of rental expenses. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. The landlord at Five Star's Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building, upon six months written notice.


10.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                  2006          2005       2004
                                                  ----          ----       ----
        Balance at beginning of year             $ 480         $ 306       $702
        Charged to expense                          88           147         91
        Reduction of allowance                    (175)            -          -
        Uncollectible accounts written off,
          net of recoveries                        154            27       (487)
                                                   ---            --     ------
        Balance at end of year                   $ 547         $ 480       $306
                                                 =====         =====       ====


11.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2006 and 2005 (in thousands):

                                                              December 31,
                                                           2006         2005
        Accounts payable                                 $6,715       $6,290
        Accrued expenses                                  1,717        1,400
        Due to NPDC/GPS                                      79           64
        Other                                               802        1,047
                                                            ---        -----
                                                         $9,313       $8,801

12.           Subsequent events

     a. On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the "2007 Plan"), subject to the approval of the shareholders of Five Star. Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star's common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.


     b. On March 1, 2007, John C. Belknap was elected to serve as President and Chief Executive Officer, and a director, of Five Star. Mr. Belknap has served as a director of NPDC since October 20, 2006 and has been an employee of NPDC and unpaid consultant to Five Star since December 1, 2006. Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of NPDC common stock, 150,000 of which are subject to shareholder approval of an amendment to NPDC 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of NPDC common stock on March 1, 2007. Contingent upon Mr. Belknap's continued employment, the options will vest in three equal annual installments, commencing on December 1, 2007. In addition, pursuant to a Restricted Stock Agreement, dated as of March 2, 2007, between Five Star and Mr. Belknap (the "Restricted Stock Agreement"), Mr. Belknap was also granted 1,000,000 restricted shares of Five Star common stock. Contingent upon Mr. Belknap's continued employment, (i) 333,333 of the shares will vest if Five Star achieves Adjusted EBITDA (as defined in the Restricted Stock Agreement) of $5.0 million for the year ending December 31, 2007; (ii) 333,333 of the shares will vest if Five Star achieves Adjusted EBITDA of $7.5 million for the year ending December 31, 2008; (iii) 333,334 of the shares will vest if Five Star achieves Adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and (iv) to the extent that Adjusted EBITDA equals or exceeds $23.75 million for the three year period ending December 31, 2009, any previously unvested shares will vest.

     c. On March 1, 2007, Charles Dawson, Jerome Feldman, John Moran and Carll Tucker resigned from Five Star's Board of Directors, effective immediately.

     d. On March 2, 2007 the Company amended its $2,800,000 Promissory Note with NPDC (Note 6). Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at NPDC's option. The Promissory Note and accrued interest are convertible into shares of Five Star common stock at a price of $.40 per share, subject to adjustment for stock splits, stock dividends, combinations, reorganization and other similar recapitalizations. Five Star no longer has the right to prepay the Promissory Note prior to maturity.

     e. On March 2, 2007, NPDC sold Leslie Flegel 200,000 shares of NPDC's common stock at a price of $2.40 per share or $480,000. Mr. Flegel has the right to exchange any or all of the 200,000 shares of NPDC's common stock into Five Star common stock held by NPDC at the rate of six shares of Five Star common stock for each share of NPDC's common stock or an exercise price of $0.40 for each Five Star share. Mr. Flegel was named a Director of NPDC on March 2, 2007. In addition, in connection with his appointment as Chairman of Five Star on March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement"). Under the FS Agreement, Mr. Flegel will receive an annual fee of $100,000 and will be reimbursed (i) for all travel expenses incurred in connection with his performance of services to Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture. The Agreement also provides that if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to his agreement with Five Star is less than $280,000 on the last day of the term of such agreement with Five Star, Mr. Flegel may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star's common stock on March 2, 2007. Such amount is to be charged to compensation expenses over the term of the FS Agreement.

     f. On March 2, 2007, Five Star and Bruce Sherman entered into an Amended and Restated Employment Agreement (the "Amended and Restated Employment Agreement"), for a period commencing on March 2, 2007 and terminating on December 31, 2010 pursuant to which Mr. Sherman will serve as Chief Executive Officer of Five Star Group. The Amended and Restated Employment Agreement amends and restates the Employment Agreement between Five Star Group and Mr. Sherman dated October 18, 2006, pursuant to which Mr. Sherman served as Chief Executive Officer of Five Star Group g. On March 2, 2007, Charles Dawson, an Executive Vice President of Five Star Group, was granted options to purchase 125,000 shares of Five Star common stock at an exercise price equal to $0.38, the closing price on March 1, 2007. The shares will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Dawson's continued employment with Five Star Group as well as shareholder approval of the 2007 Plan.

     h. On March 14, 2007 Five Star signed a definitive agreement with Right-Way Dealer Warehouse, Inc. to acquire substantially all of Right-Way's assets (with certain exclusions including cash) and the operations of its Brooklyn Cash & Carry business pursuant to Section 363 of the Bankruptcy Code for an aggregate purchase price of approximately $5 million in cash subject to adjustment as provided in the definitive agreement. The transaction, which is subject to approval by the Bankruptcy Court for the District of Massachusetts and is subject to higher and better offers, is scheduled to close on April 13, 2007. Both Five Star and Right-Way are distributors of paint sundries, home decorating and hardware products, primarily in the Northeast market. In addition to the agreement to acquire Right-Way's assets, at the closing of the asset purchase, Five Star will enter into a lease of (and a related option to purchase) a warehouse in Brooklyn, New York at which Right-Way conducts the Brooklyn Cash & Carry business. At the closing, Five Star will also enter into an employment agreement with Ron Kampner, the principal of Right-Way. Mr. Kampner will become Five Star's Senior Vice President of Sales.

                    FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES


                  Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2006 as originally reported and adjusted per implementation of SAB 108 (Note 2) and for the year ended December 31, 2005 (in thousands, except per share data):


                                                        March 31           June 30     September 30       December 31
                                                        --------           -------     ------------       -----------
2006: (a)
             Sales                                      $ 28,952          $ 28,938          $ 27,666           $ 22,531
             Cost of goods sold                           24,347            24,023            23,382             19,105
             Gross margin                                  4,585             4,915             4,284              3,427
             Net income (loss)                               252               126                30               (123)
             Earnings (loss) per share:
                Basic                                      $0.02             $0.01             $0.00             $(0.01)
                Diluted                                    $0.02             $0.01             $0.00             $(0.01)

2005:

             Sales                                      $ 28,239          $ 29,579          $ 26,899           $ 21,734
             Cost of goods sold                           24,060            24,200            23,695             17,749
             Gross margin                                  4,179             5,379             3,204              3,985
             Net income (loss)                                19               419              (691)               (34)
             Earnings (loss) per share:
                Basic                                      $0.00             $0.03             $(0.05)            $0.00
                Diluted                                    $0.00             $0.03             $(0.05)            $0.00




(a)As result of the implementation of SAB 108 (Note 2 to the Consolidated Financial Statements) previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised. The net effect on net income for the previously issued quarters ended March 31, June 30 and September 30 was a decrease of $26,000, $22,000, and $21,000 respectively. There was no effect on earning per share for the periods.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

ITEM 9A.        Controls and Procedures

         "Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2006. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

         Because the Company is not an "Accelerated Filer" as defined in Rule 12b-2 of the Exchange Act, the Company is not presently required to file Management's annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act. Under current rules, because the Company is neither a "large accelerated filer" nor an "accelerated filer", the Company is not required to provide management's report on internal control over financial reporting until the Company files its annual report for 2007 and compliance with the auditor's attestation report requirement is not required until the Company files its annual report for 2008. The Company currently expects to comply with these requirements at such time as the Company is required to do so.

ITEM 9B.        Other Information

                  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions "Directors and Executive Officers", "Compliance with Section 16(a) of the Exchange Act", "Code of Ethics" and "Audit Committee."

Item 11.  Executive Compensation

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         The information required by this item is incorporated by reference from the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions "Stock Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information."

Item 13.  Certain Relationships and Related Transactions

         This information required by this item is incorporated by reference from the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption "Certain Transactions With Management."

Item 14. Principal Accountant Fees and Services

         The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountants is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services."

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                          Page

Report of Independent Registered Public Accounting Firm                     21

Financial Statements:

         Consolidated Balance Sheets - December 31, 2006 and 2005           22

         Consolidated Statements of Operations and Comprehensive Income -
         Years ended December 31, 2006, 2005 and 2004                       23

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2006, 2005 and 2004                       24

         Consolidated Statements of Cash Flows -
         Years ended December 31, 2006, 2005 and 2004                       25

         Notes to Consolidated Financial Statements                         26

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

                                                   FIVE STAR PRODUCTS, INC.



                                                   John C. Belknap,
                                                   Chief Executive Officer
                                                   and Director

Dated:   March 30, 2007

Signature                                   Title


John Belknap                        Chief Executive Officer and Director
                                    (Principal Executive and Operating Officer)


Leslie Flegel                       Chairman of the Board


Bruce Sherman                       Executive Vice President and Director


Neal W. Collins                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                 Document

     3.1 Amended Certificate of Incorporation of the Registrant. (incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

     3.2 Amended By-laws of the Registrant. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003)

     4.1 Registration Rights Agreement dated as of March 2, 2007 between Registrant and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     4.2 Registration Rights Agreement dated as of March 2, 2007 between Registrant and Leslie Flegel. (incorporated herein by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     4.3 Registration Rights Agreement dated as of March 2, 2007 between Registrant and National Patent Development Corporation. (incorporated herein by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     4.4 Registration Rights Agreement dated as of March 2, 2007 between Registrant and John C. Belknap. (incorporated herein by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     4.5 Registration Rights Agreement dated as of March [2], 2007 between Registrant and John C. Belknap. (incorporated herein by reference to Exhibit 10.8 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.2 1994 Stock Option Plan of the Registrant as amended on January 1, 2002. (incorporated herein by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     10.3 Management Services Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252).

     10.4 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. (incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

     10.5 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. (incorporated herein by reference to Exhibit
               10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

     10.6 Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

     10.7 Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.8 Memorandum of Agreement by and between Five Star Group and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003. (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

     10.9 Loan and Security Agreement dated as of June 20, 2003 by and between the Registrant, as Borrower and Fleet Capital as Lender. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2003).

     10.10 Agreement of Subordination & Assignment dated as of June 20, 2003 by JL Distributions, Inc., as Creditor in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. as Debtor. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 2003).

     10.11 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 2004).

     10.12 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 2004).

     10.13 Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, as borrower and fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the second quarter ended June 30, 2005).

     10.14 Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30,
               2005).

     10.15 Fifth Modification Agreement dated November 14, 2005 -Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the third quarter ended September 30,
               2005).

     10.16 Sixth Modification Agreement dated March 23, 2006 - Waiver of Fixed Charge Coverage for the fiscal quarter and fiscal year ending December 31, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 2005)

     10.17 Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and National Patent Development Corporation. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the second quarter ended June 30,
               2005).

     10.18 Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad. (incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     10.19 Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson. (incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Repot on Form 10-K for the year ended December 31, 2001).

     10.20 Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman. (incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     10.21 Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit. (incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     10.22 Agreement dated as of January 22, 2004, between the Company and GP Strategies Corporation. (incorporated herein by reference to Exhibit 99(d) of the Registrant Schedule TO filed on February 6,
               2004).

     10.23 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation. (incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003)

     10.24 Employment Agreement dated as of October 18, 2006 between the Registrant and Bruce Sherman. (incorporated herein by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated October 18, 2006)

     10.25 Consulting and Severance Agreement dated as of February 20, 2007 between Registrant and Steve Schilit. (incorporated herein by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated February 20, 2007)

     10.26 Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.27 Agreement dated as of March 2, 2007 between Registrant and Leslie Flegel. (incorporated herein by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.28 Purchase Agreement dated as of March 2, 2007 between National Patent Development Corporation and Leslie Flegel. (incorporated herein by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.29 Employment Agreement dated as of February 23, 2007 between Registrant and Bruce Sherman. (incorporated herein by reference to Exhibit 10.9 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.30 Registrant's 2007 Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.10 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.31 Stock Option Agreement dated as of March 1, 2007 between Registrant and Bruce Sherman. (incorporated herein by reference to Exhibit 10.11 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.32 Stock Option Agreement dated as of March 1, 2007 between Registrant and Charles Dawson. (incorporated herein by reference to Exhibit 10.12 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.33 Non-Qualified Stock Option Agreement dated as of March 1, 2007 between the Registrant and National Patent Development Corporation. (incorporated herein by reference to Exhibit 10.13 of Registrant's Current Report on Form 8-K dated March 1, 2007)

     10.34 Asset Purchase Agreement dated as of March 13, 2007 between Registrant and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10 of Registrant's Current Report on Form 8-K dated March 13, 2007)

     14.1 Code of Ethics Policy. (incorporated herein by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003)

     21.       Subsidiaries*

     22.       N/A

     31.1      Certification of Chief Executive Officer*

     31.2      Certification of Chief Financial Officer*

     32.1      Certification Pursuant to 18 U.S.C. Section 1350*


*  Filed here within