Form 10-K/A
period 2006-12-31
FIVE STAR PRODUCTS INC
filed 2007-04-30
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

     (Mark One)
 ☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 333-78252

FIVE STAR PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3729186
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

10 East 40th Street, Suite 3110, New York, NY 10016
(Address of Principal Executive Offices, including Zip Code)

(646) 742-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                    None

Securities registered pursuant to Section 12(g) of the Act:              Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as quoted on the OTC Bulletin Board, which is operated by the Nasdaq Stock Market, as of the last business day of the registrant’s most recently completed second quarter, is $983,470.

As of April 20, 2007, 16,359,577 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Five Star Products, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits in Part IV of the Form 10-K have been updated and amended. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K for the Company’s fiscal year ended December 31, 2006.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

S. Leslie Flegel, age 69, has been Chairman of the Board of the Company and a director of National Patent Development Corporation (“NPDC”), the Company’s parent, since March 2007, and a director of the Company since March 2007. From March 1995 until November 2006, Mr. Flegel served as the Chairman of the Board and Chief Executive Officer of Source Interlink Companies, Inc., a leading marketing, merchandising and fulfillment company of entertainment products such as DVDs, music CDs, magazines, books and related items. For more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of Source Interlink Companies’ predecessor, Display Information Systems Company.

John C. Belknap, age 60, has been President, Chief Executive Officer and a director of the Company since March 2007. Mr. Belknap has served as a director of NPDC since October 2006 and has been an employee of NPDC since December 2006. Prior to joining the Company and NPDC, Mr. Belknap was engaged in certain entrepreneurial activities and served as an independent consultant to various private companies from 2000 until October 2006. From 1997 to 1999, Mr. Belknap was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Fortune 500 integrated food wholesaler and retailer. From 1995 to 1997, he was Chief Financial Officer for OfficeMax, Inc. During the period from 1974 to 1995, he was Chief Financial Officer for several other major retailers. Mr. Belknap has been the Non-Executive Chairman of the Board of eMerge Interactive, Inc. and Chairman of its Audit Committee since 2003.

Bruce Sherman, age 54, has served as Chief Executive Officer of Five Star Group, Inc. (“Five Star Group”), the Company’s wholly owned subsidiary, since October 2006, as a director of Five Star Group since 1999 and as a director of the Company since 2002. Mr. Sherman has held various positions with Five Star Group since he began working there in 1993, serving as Executive Vice President, Sales from 2002 until October 2006 and as Vice President of Sales from 1993 until 2002. Mr. Sherman serves as the Executive Vice President of the Company.

Executive Officers Who Are Not Directors

Set forth below are the names of, and certain biographical information regarding, executive officers of the Company who do not serve as directors of the Company.

Neal W. Collins, age 46, has been Chief Financial Officer of the Company since February 2006. Mr. Collins served as the Company’s Controller from March 2005 until February 2006. From 2002 until 2005, Mr. Collins served as Assistant Controller for D&M Holdings, Inc., a Japan-based designer, manufacturer and seller of audio, video and media equipment. From 1999 until 2002, Mr. Collins was Assistant Controller for Imperial Tobacco, an international manufacturer and seller of tobacco and tobacco products.

Charles Dawson, age 51, has served as President of Five Star Group since January 2002. From 2002 until March 2007, Mr. Dawson also served as President of the Company and from 1999 until March 2007, Mr. Dawson was a director of the Company. Mr. Dawson served as a Vice President of the Company from 1999 until 2002 and has held several managerial positions with the Company since 1993.

Board Independence and Composition

The Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market (“Nasdaq”) because the common stock of the Company is traded on the over-the-counter bulletin board. However, the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence.

No member of our Board is “independent” pursuant to the listing requirements of Nasdaq because each director is employed by the Company or Five Star Group. We did not determine whether Carll Tucker, a former director of the Company, qualified as independent under Nasdaq requirements for purposes of this Form 10-K because he resigned from our Board in March 2007, but we believe that he would have qualified as independent under Nasdaq independence requirements.

Audit Committee

The Company does not currently have a separately designated Audit Committee. The entire Board currently acts as the Company’s Audit Committee. The Board has determined that Mr. Belknap qualifies as an Audit Committee financial expert under applicable SEC regulations. Mr. Belknap is not independent under the listing requirements of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made, with the exception of a Form 3 reporting Mr. Collins as an officer of the Company that was not timely filed due to an administrative oversight but has since been filed.

Code of Ethics

The Company has adopted a Code of Ethics for directors, officers and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, and persons performing similar functions for the Company and its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary in writing to the following address: Five Star Products, Inc., Attn: Secretary, 10 East 40th Street, Suite 3110, New York, New York 10016.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis focuses on the objectives the Company seeks to achieve through each element of compensation paid to our named executive officers under the Company’s executive compensation program. In fiscal 2006, our named executive officers were Charles Dawson, who served as the Company’s President until March 1, 2007 and who continues to serve as the President of the Company’s wholly-owned subsidiary, Five Star Group, Neal W. Collins, who serves as the Company’s Chief Financial Officer, Bruce Sherman, who serves as Executive Vice President of the Company and as Chief Executive Officer of Five Star Group, and Steven Schilit, who served as Executive Vice President and Chief Operating Officer of the Company until February 28, 2007.

Executive Compensation Philosophy and Objectives

The primary objective of our executive compensation program is to attract and retain the highest quality executives to manage and lead the Company in order to build and sustain value for our shareholders. The Board believes that executive compensation should be:

•	structured to motivate and reward the achievement of annual and long-term individual and Company goals;

•	based on each executive’s level of responsibility and performance as well as the actual performance of the Company;

•	designed to align the interests of our executives with our shareholders by creating a direct link between compensation and stockholder return;

•	reviewed by the Board of Directors and CEO (in the case of officers other than the CEO) on an annual basis; and

•	competitive with compensation packages offered by companies in the Company’s peer group and consistent with prevailing market conditions.

Our philosophy is to focus on total compensation through a mix of base salary, annual cash bonus and long-term incentives, including stock-based awards.

Design and Elements of the Company’s Executive Compensation Program

Principles for Setting Compensation and Performance Levels

In October 2006 and March 2007, we determined to upwardly adjust Mr. Sherman’s salary and bonus levels, and grant stock options to him, because we believed that Mr. Sherman's compensation needed to be adjusted for competitive purposes. Mr. Dawson’s compensation arrangement with the Company, including a stock option grant made to Mr. Dawson in March 2007, and the modest cash bonus paid to Mr. Collins for 2006, also were the result of competitive market pressure. Mr. Sherman’s employment agreement, as amended, and Mr. Dawson’s stock option agreement are discussed in more detail under the headings “Agreement with Bruce Sherman” and “Agreement with Charles Dawson”, respectively, in the narrative that follows the Summary Compensation Table.

We determined to award the compensation payable to Mr. Schilit pursuant to his consulting and severance agreement, as amended, in recognition of his many years of service to the Company. Mr. Schilit’s consulting and severance agreement is discussed in more detail under the heading “Agreement with Steven Schilit” in the narrative that follows the Summary Compensation Table.

Options granted to Messrs. Sherman and Dawson vest upon the achievement of certain EBITDA targets which are directly related to our internal financial targets, forecasts and goals. Mr. Sherman’s targets were adjusted in March 2007 to align them with the Company’s then-current goals and to make them consistent with Mr. Dawson’s targets, which were determined at such time.

Elements of Compensation

We intend that our Board and CEO (with respect only to non-CEO compensation) will review and approve our executive compensation levels at least once each fiscal year with respect to base salary, cash bonus and grants of equity securities.

In fiscal year 2006, direct pay to our named executive officers was comprised of some or all of the following elements:

•	Cash compensation, comprised of base salary and, for two of our named executive officers, an annual cash bonus; and

•
Equity awards that were granted to Mr. Sherman in October 2006, subject to the attainment of certain annual improvements in EBITDA, which were subsequently replaced by options granted to Mr. Sherman in March 2007 under our 2007 Incentive Stock Plan (the “2007 Plan”), which modified the EBITDA targets, have a higher exercise price and were made subject to attainment of the EBITDA targets and shareholder approval of the 2007 Plan. The Board does not utilize a specific allocation or relationship between equity and cash compensation.

Our named executive officers also received indirect compensation in fiscal year 2006 through their participation in a 401(k) Plan maintained by an affiliate of the Company and the Company’s benefits program.

Our named executive officers also are entitled to certain personal benefits, which are provided in order to assist them in their performance of Company business.

Cash Compensation

We expect that our Board and our CEO (with respect to persons other than the CEO) will review and approve the base salary and cash bonus paid to each named executive officer at least once each fiscal year. We expect that base salary and bonus amounts paid to our named executive officers will be based on competitive base salary levels for such executives in our peer group and are designed to reflect actual individual and Company performance for the previous fiscal year. When establishing a named executive officer’s base salary and annual cash bonus for any given fiscal year, we intend for the Board to consider the individual results achieved by each named executive officer over the prior fiscal year as compared against the projected results for that fiscal year set by the Board.

The Board considers the scope of the executive’s responsibilities, taking into account compensation levels paid to executives in our peer group who share similar responsibilities. For 2006, bonuses granted to Messrs. Dawson and Collins were not determined in advance and were based on their and the Company’s performance during 2006. Equity awards have not been specifically designated by amounts at the beginning of the year but the general level of grants to named executive officers is based on the performance of the Company and the named executive officer’s individual performance.

Equity Awards

The Board is of the view that stock ownership or its equivalent by management aligns the interest of management with the Company’s shareholders. We anticipate that on a going forward basis, equity awards granted to our named executive officers will serve as the long-term compensation component of our executive compensation program.

The Board establishes the size and terms of equity award grants to named executive officers. In the fiscal year 2006, options to acquire 400,000 shares of Company common stock were granted to Mr. Sherman which, as modified in March 2007, vest, contingent upon Mr. Sherman’s continued employment and shareholder approval of the 2007 Plan, over a three year period in equal annual amounts upon the achievement by the Company of certain adjusted EBITDA targets, as described in the narrative to the 2006 Summary Compensation Table, under the heading “Agreement with Bruce Sherman”, contained elsewhere herein. These vesting provisions are an additional incentive to Mr. Sherman to grow the value of our common stock. In addition, because our unvested equity awards may be subject to forfeiture upon termination of employment for any reason other than death, disability or retirement, the multi-year vesting structure assists the Company in retaining our key executive talent.

The Company currently has one equity incentive plan, the 2007 Plan, which was approved by the Board and which the Board expects to submit to the stockholders for their approval at the Company’s 2007 Annual Meeting of Stockholders.

Under the 2007 Plan, which was adopted by the Board on March 1, 2007 subject to stockholder approval, the Board (or the Compensation Committee, if one exists) determines the terms of each grant to eligible participants, which include any employee, officer (including any named executive officer) or director of the Company or of any company directly or indirectly controlled by the Company. Grants relating to our common stock may be in the form of stock options, restricted stock, or other awards determined by the Board (or the Compensation Committee). The exercise price of options granted under the 2007 Plan must equal at least the fair market value of the Company common stock at the time of grant, and the term of any option cannot exceed 10 years after the date of the grant.

Personal Benefits

Our named executive officers receive certain personal benefits in connection with their employment with the Company. In 2006, to facilitate the business related travel of Messrs. Sherman, Dawson and Schilit, the Company provided to each such named executive officer a late model luxury automobile and paid for its operation and maintenance, which was valued at the cost to us.

Other Compensation Arrangements

As more fully described in the narrative that follows the Summary Compensation Table, the Company is a party to employment and compensation arrangements with Messrs. Sherman and Dawson and to a consulting and severance agreement, as amended, with Mr. Schilit.

Accounting and Tax Considerations

The Board considers the accounting and tax treatment of compensation it approves to named executive officers with respect to the Company and the tax impact on the named executive officer. Generally, the Board has not structured compensation arrangements to provide named executive officers with particular tax benefits. The Board does review the impact of the grants of equity awards on the Company’s financial statements.

2006 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles Dawson Former President of the Company; current President of Five Star Group (1)	2006	281,767	50,000 (2)	0	0	11,694 (3)	343,461
Neal W. Collins Chief Financial Officer	2006	102,790	10,000 (2)	0	0	5,323 (4)	118,113
Bruce Sherman Executive Vice President of the Company; Chief Executive Officer of Five Star Group	2006	270,548	0	0 (5)	75,000	26,854 (6)	372,402
Steven Schilit Former Executive Vice President and Chief Operating Officer (7)	2006	247,800	0	0	0	329,954 (7)	577,754

___________________

(1)
Mr. Dawson resigned as President of the Company on March 1, 2007. He continues to serve as President of Five Star Group. On March 1, 2007, John C. Belknap became the Company’s President and Chief Executive Officer.

(2)
These amounts reflect the dollar value of the bonus earned by Mr. Dawson and Mr. Collins for their service to the Company in fiscal 2006. These amounts were paid by the Company in fiscal 2007. In fiscal 2006, Messrs. Dawson, Collins, Sherman and Schilit also were paid the following amounts, which represent the bonus earned by each named officer for his service to the Company in fiscal 2005: Mr. Dawson, $32,500; Mr. Collins, $7,500; Mr. Sherman, $32,500; and Mr. Schilit, $32,500.

(3)
For Mr. Dawson, the amount reflected under “All Other Compensation” includes $9,452 for a Company-provided car and $2,242 in insurance premiums paid by the Company in 2006 for life insurance for the benefit of Mr. Dawson.

(4)
For Mr. Collins, the amount reflected under “All Other Compensation” includes $1,867 for Company contributions to the Company’s
401(k) plan and $3,456 in premiums paid by the Company in 2006 for life insurance for the benefit of Mr. Collins.

(5)
In connection with his appointment as Chief Executive Officer of Five Star Group, Mr. Sherman was granted options in fiscal 2006 to purchase 400,000 shares of the Company’s common stock under his employment agreement with Five Star Group. These options will not vest unless the Company’s 2007 Plan is approved by shareholders and certain performance and service based vesting conditions are satisfied. Achievement of the performance conditions was determined as less then probable at December 31, 2006 and therefore no compensation expense was recognized by the Company in accordance with FAS 123(R) in fiscal 2006.

The award is reflected in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column of the 2006 Grant of Plan-Based Awards table below and a description of the performance conditions (as of fiscal 2006) is included under the heading “Long-Term Equity Incentive Plan - Bruce Sherman” in the narrative following that table.

(6)
For Mr. Sherman, the amount reflected under “All Other Compensation” includes: $9,452 for a Company-provided car; $14,245 for Company contributions to the Company’s 401(k) plan; and $3,157 in insurance premiums paid by the Company in 2006 for life insurance for the benefit of Mr. Sherman.

(7)
For Mr. Schilit, the amount reflected under “All Other Compensation” includes: $8,748 for a Company-provided car; $14,430 for Company contributions to the Company’s 401(k) plan; and $5,532 in insurance premiums paid by the Company in 2006 for life insurance for the benefit of Mr. Schilit.

The amount also includes $301,244, which is the amount accrued by the Company for financial statement reporting purposes in connection with Mr. Schilit’s anticipated separation as an employee of the Company. Mr. Schilit did not receive any payments in fiscal 2006 in connection with his anticipated separation, nor was he entitled to any payments in connection with his termination of employment as of the Company’s fiscal year end.

As discussed in the narrative following this table, Mr. Schilit and the Company entered into a Consulting and Severance Agreement (the “Schilit Agreement”) on February 28, 2007, under which Mr. Schilit ceased serving as our Executive Vice President and Chief Operating Officer and commenced service as an independent consultant. Under the Schilit Agreement, the Company pays Mr. Schilit a weekly consulting fee of $2,403.85 (and pays the associated payroll taxes) and provides Mr. Schilit with certain benefits, including an automobile, medical benefits and life insurance. The $301,224 represents the present value (using fixed discount rate of 8.25%) of the total anticipated amounts that the Company will be obligated to pay to, or for the benefit of, Mr. Schilit over the two-year term of the Schilit Agreement.

Overview of Material Agreements with Our Named Executive Officers and Other Officers

The following is a summary of the material terms of material agreements pursuant to which compensation is paid to our named executive officers for their service with the Company and Five Star Group. Each of the agreements described below, other than the original agreement with Mr. Sherman, was entered into subsequent to December 31, 2006, the end of our 2006 fiscal year and, as described below, Mr. Sherman's agreement was amended subsequent to such time. This summary also includes a description of the material terms of the agreement entered into with Mr. Belknap, who became an officer of the Company subsequent to December 31, 2006. Details regarding the payments and benefits Mr. Sherman would have been entitled to receive upon the occurrence of certain termination events or upon a change in control (if any such event had occurred on December 31, 2006) are described under the heading “Potential Payments to Bruce Sherman Upon Termination or Change in Control” below. A summary of our agreement with Mr. Flegel, our current Chairman of the Board, is provided under the heading "Agreement with Our Current Chairman, S. Leslie Flegel", in the narrative following the 2006 Director Compensation Table.

Agreement with John C. Belknap

Mr. Belknap, who serves as a director of the Company and NPDC, the President and Chief Executive Officer of the Company and is an employee of NPDC, receives a salary of $300,000 from NPDC, a portion of which will be reimbursed to NPDC by the Company based on the amount of time Mr. Belknap spends working for the Company. In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of NPDC common stock, 181,240 of which are subject to shareholder approval of an amendment to NPDC’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of NPDC common stock on March 1, 2007. Contingent upon Mr. Belknap’s continued employment with NPDC, the options will vest in three equal annual installments, commencing on December 1, 2007.

In addition, pursuant to the Restricted Stock Agreement, dated as of March 2, 2007, between the Company and Mr. Belknap (the “Restricted Stock Agreement”), Mr. Belknap was granted 1,000,000 restricted shares of the Company’s common stock. Contingent upon Mr. Belknap’s continued employment with the Company or NPDC:

•	333,333 of the shares will vest if the Company achieves adjusted EBITDA (as defined in the Restricted Stock Agreement) of $5.0 million for the year ending December 31, 2007;

•	333,333 of the shares will vest if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•	333,334 of the shares will vest if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•	to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest.

Upon the occurrence of a change in control of the Company (as defined in the Restricted Stock Agreement), all unvested shares also will become fully vested.

The Company has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010 pursuant to a registration rights agreement between Mr. Belknap and Five Star Products.

Agreement with Bruce Sherman

On February 23, 2007, the Company’s subsidiary Five Star Group and Mr. Sherman entered into an Amended and Restated Employment Agreement (the “Amended Sherman Employment Agreement”), for a period commencing on February 23, 2007 and terminating on December 31, 2010 (unless terminated sooner according to its terms), pursuant to which Mr. Sherman serves as Chief Executive Officer of Five Star Group. The Amended Sherman Employment Agreement amends and restates the employment agreement between Five Star Group and Mr. Sherman, dated as of October 18, 2006, pursuant to which Mr. Sherman served as Chief Executive Officer of Five Star Group (the “2006 Sherman Agreement”).

Under the 2006 Sherman Agreement, which had a term that commenced on October 18, 2006 and terminated on December 31, 2010 (unless terminated sooner according to its terms):

•	Mr. Sherman’s base annual salary was $262,500, with annual increases of not less than the greater of three percent and the percentage increase in the consumer price index for the prior year.

•	Mr. Sherman’s annual cash incentive award for 2006 was $75,000 (this payment was contingent upon an increase in EBITDA for 2006 over 2005).

•
For all other years, Mr. Sherman’s annual cash incentive award would have been equal to $500,000 multiplied by the actual percentage increase in EBITDA, if any, for the year in which the bonus was earned, over the prior year, based upon a baseline EBITDA of the greater of $1.6 million or actual, but in no event to exceed $250,000 per year.

•	Mr. Sherman would have also been eligible to receive an additional annual super-bonus cash incentive award in an amount not to exceed $250,000 (assuming a 150% increase in EBITDA), beginning in 2007.

•	Five Star Group was required to provide Mr. Sherman with the use of an automobile.

Subject to shareholder approval, under the 2006 Sherman Agreement Mr. Sherman was granted options to purchase up to 400,000 shares of Company common stock at an exercise price equal to the closing price of the common stock of the Company on October 18, 2006. Contingent upon an annual increase in Five Star Group’s EBITDA for each year over the prior year, calculated in accordance with GAAP, the options were to be granted as follows:

•	A maximum of 140,000 shares in March 2008;

•	A maximum of 130,000 shares in March 2009; and

•	A maximum of 130,000 shares in March 2010.

The actual number of shares granted for each year would have been pro-rated based upon the actual percentage increase in EBITDA, based upon a baseline EBITDA of the greater of $1.6 million or actual, but in no event to exceed the above-stated maximum in a given year. For example, a 50% increase in EBITDA in 2007 over 2006 would have resulted in a March 2008 grant of 140,000 shares, a 25% increase in EBITDA would have resulted in a grant of 70,000 shares and a 12.5% increase in EBITDA would have resulted in a grant of 35,000 shares.

Five Star Group could have terminated the 2006 Sherman Agreement for any of the following reasons:

•	a breach by Mr. Sherman of any of the terms of the agreement;

•	gross neglect by Mr. Sherman of his duties;

•	the conviction of Mr. Sherman for any felony or crime involving moral turpitude;

•	the conviction of Mr. Sherman of any crime involving the property of Five Star Group;

•	the commission by Mr. Sherman of any act of fraud or dishonesty; or

•	the engagement by Mr. Sherman in misconduct resulting in serious injury to Five Star Group.

If Mr. Sherman was terminated for any of the six reasons listed immediately above, he would not have been entitled to any compensation, including his annual cash incentive award, after the date of termination. If Mr. Sherman’s employment was terminated by his death or disability, Five Star Group would have been required to pay Mr. Sherman his base salary as then in effect for the month during which termination occurred and four months thereafter and, if the month in which the termination occurred was more than six months into the then-current contract year, his bonus for that year pro-rated through the date of termination.

The 2006 Sherman Agreement also contained non-compete and non-solicitation covenants.

Under the Amended Sherman Employment Agreement:

•	Mr. Sherman’s base annual salary is $262,500, with annual increases of not less than the greater of three percent and the percentage increase in the consumer price index for the prior year.

•	Mr. Sherman’s annual cash incentive award for 2006 was $75,000 (this payment was contingent upon an increase in EBITDA for 2006 over 2005).

•
For all other years, Mr. Sherman’s annual cash incentive award will be equal to $500,000 multiplied by the actual percentage increase in EBITDA, if any, for the year in which the bonus is earned, over the prior year, based upon a baseline EBITDA of $1.6 million or actual, whichever is greater, but in no event to exceed $250,000 per year.

•	Mr. Sherman is also eligible to receive an additional annual super-bonus cash incentive award in an amount not to exceed $250,000 (assuming a 150% increase in EBITDA).

•	Five Star Group is required to provide Mr. Sherman with the use of an automobile.

In accordance with the Amended Sherman Employment Agreement and pursuant to the terms and conditions of the Stock Option Agreement, dated March 1, 2007, between the Company and Mr. Sherman (the “Sherman Stock Option Agreement”), and in lieu of the options granted under the 2006 Sherman Agreement, Mr. Sherman was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to $0.38 per share (the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007). Contingent upon Mr. Sherman’s continued employment with Five Star Group and shareholder approval of the 2007 Plan:

•
options to purchase 133,333 shares of the Company’s common stock will vest and become exercisable if the Company achieves adjusted EBITDA (as defined in the Sherman Stock Option Agreement) of $5.0 million for the year ending December 31, 2007;

•	options to purchase 133,333 shares of the Company’s common stock will vest and become exercisable if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•	options to purchase 133,334 shares of the Company’s common stock will vest and become exercisable if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•	to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest and become exercisable.

Upon the occurrence of a change in control (as defined in the Sherman Stock Option Agreement) of the Company or NPDC, all unvested shares also will become fully vested and exercisable.

Five Star Group may terminate the Amended Sherman Employment Agreement for any of the following reasons:

•	a breach by Mr. Sherman of any of the terms of the agreement;

•	gross neglect by Mr. Sherman of his duties;

•	the conviction of Mr. Sherman for any felony or crime involving moral turpitude;

•	the conviction of Mr. Sherman of any crime involving the property of Five Star Group;

•	the commission by Mr. Sherman of any act of fraud or dishonesty; or

•	the engagement by Mr. Sherman in misconduct resulting in serious injury to Five Star Group.

If Mr. Sherman is terminated for any of the six reasons listed immediately above, he will not be entitled to any compensation, including his annual cash incentive award, after the date of termination. If Mr. Sherman’s employment is terminated by his death or disability, Five Star Group is required to pay Mr. Sherman his base salary as then in effect for the month during which termination occurred and four months thereafter and, if the month in which the termination occurred is more than six months into the then-current contract year, his bonus for that year pro-rated through the date of termination.

The Amended Sherman Employment Agreement also contains non-compete and non-solicitation covenants.

Agreement with Charles Dawson

Pursuant to the terms and conditions of the Stock Option Agreement, dated March 1, 2007, between the Company and Mr. Dawson (the “Dawson Stock Option Agreement”), Mr. Dawson, an Executive Vice President of Five Star Group, was granted options to purchase 125,000 shares of Company common stock at an exercise price equal to $0.38 per share, the closing price on March 1, 2007.

Contingent upon Mr. Dawson’s continued employment with Five Star Group and shareholder approval of the 2007 Plan:

•	41,666 shares will vest and become exercisable if the Company achieves adjusted EBITDA (as defined in the Dawson Stock Option Agreement) of $5.0 million for the year ending December 31, 2007;

•	41,666 shares will vest and become exercisable if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•	41,667 shares will vest and become exercisable if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•	to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three year period ending December 31, 2009, any previously unvested shares will vest and become exercisable.

Upon the occurrence of a change in control of the Company (as defined in the Dawson Stock Option Agreement), all unvested shares also will become fully vested and exercisable.

Agreement with Steven Schilit

On February 28, 2007, the Company entered into a Consulting and Severance Agreement with Mr. Schilit, the former Executive Vice President, Chief Operating Officer and director of the Company (the “Schilit Agreement”). Pursuant to the Schilit Agreement, Mr. Schilit will provide consulting services to the Company for a period of two years, commencing February 28, 2007, in exchange for a weekly consulting fee of $2,403.85. In addition, Mr. Schilit will be entitled to receive, for a period of five years, a commission of one half of one percent on sales by certain of the Company’s employees. During the term of the Schilit Agreement, Mr. Schilit will be entitled to continue to participate in the Company’s benefit plans to the extent he remains eligible, on the same basis as the Company’s management, and the Company will continue to make the lease payments and pay for the insurance and maintenance on the car currently provided to Mr. Schilit. Mr. Schilit also agreed not to compete with the Company or NPDC or solicit any of their employees.

On March 14, 2007, the Schilit Agreement was amended to state that, if Mr. Schilit should die during the term thereof, the Company would (i) pay Mr. Schilit’s spouse or estate the weekly consulting fee for the remainder of the term of the agreement and (ii) continue to provide certain medical, life insurance and disability benefits in accordance with the relevant benefit plan or as required by law. It was further amended to state that if Mr. Schilit’s services under the agreement are terminated due to his incapacity, the Company would continue to (A) pay him the weekly consulting fee for the remainder of the term of the agreement, (B) provide certain life insurance and disability benefits in accordance with the relevant benefit plan or as required by law and (C) provide certain medical benefits for the remainder of the term of the agreement. The amendment was effective as of February 28, 2007.

2006 GRANT OF PLAN-BASED AWARDS

The following table provides information regarding grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)	Target (#)
Charles Dawson	-	-	-	-	-
Neal W. Collins	-	-	-	-	-
Bruce Sherman	10/18/06	75,000 (1)	400,000 (2)	0.18	66,000 (3)
Steven Schilit	-	-	-	-	-
___________________

(1)
Mr. Sherman is entitled to participate in an annual cash incentive plan pursuant to the terms of the employment agreement he entered into with Five Star Group in October 2006. Mr. Sherman’s annual cash incentive award opportunity for fiscal years 2007 through 2010 was modified by the Amended Sherman Employment Agreement.

In fiscal 2006, Mr. Sherman’s annual incentive award was a fixed sum of $75,000 if the Company achieved any increase in EBITDA calculated at the end of fiscal 2006 over EBITDA calculated at the end of fiscal 2005. Increases in EBITDA are calculated in accordance with GAAP. This amount is reflected in under the “Non-Equity Incentive Plan Compensation” column of the 2006 Summary Compensation Table above.

Details regarding Mr. Sherman’s annual cash incentive award opportunity under the Amended Sherman Employment Agreement are included in the narrative following the 2006 Summary Compensation Table above under “Agreement with Bruce Sherman.”

(2)
The stock options reflected in these columns represent the total number of shares that may vest and become exercisable under the equity incentive award established in the employment agreement Mr. Sherman entered into with Five Star Group in fiscal 2006.

The stock options were granted on October 18, 2006 under the 2007 Plan and are subject to our stockholder’s approval of the 2007 Plan.

If the 2007 Plan is approved, the options could potentially vest and become exercisable on an annual basis, beginning as of March 2007 if certain performance- and service-based vesting conditions are met. As described under the heading “Potential Payments to Bruce Sherman Upon Termination or Change in Control” below, the shares would also have vested and become exercisable if a change in control or sale of Five Star Group had occurred on December 31, 2006.

The terms of the option grant, including the exercise price of the options and the performance-based vesting conditions, have been modified in connection with the Amended Sherman Employment Agreement. A description of the terms of Mr. Sherman’s equity incentive arrangement, as of December 31, 2006, follow this table under “Long Term Equity Incentive Arrangement - Bruce Sherman” and, under the Amended Sherman Employment Agreement, in the narrative following the 2006 Summary Compensation Table under “Agreement with Bruce Sherman” above.

Holders of unexercised stock options have no rights as stockholders, including no voting rights or dividend rights.

(3)
This amount represents the full grant date fair value of the stock options under FAS 123(R). This amount reflects the Company’s accounting expense, and does not neccessarily represent to the actual value that will be recognized by Mr. Sherman.

The Company determined the estimated aggregate fair value of these options on the date of grant to be $66,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 166%, dividend yield of 0%, risk free interest of 5% and an expected life of 4 years.

Long-Term Equity Incentive Arrangement - Bruce Sherman

Mr. Sherman was granted stock options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to $0.18 per share (the average of the closing bid and asked prices of the Company’s common stock on October 18, 2006) in connection with the 2006 Sherman Agreement that Mr. Sherman entered into with Five Star Group on the same date. The exercise price of the options was subsequently modified in connection with the Amended Sherman Employment Agreement.

Under the 2006 Sherman Agreement, some or all of the stock options would vest and become exercisable if all of the following conditions are met: (1) our stockholders approve the 2007 Plan; (2) Five Star Group meets certain EBITDA targets (calculated in accordance with GAAP) over approximately the next three years; and (3) Mr. Sherman remains employed with Five Star Group (except that options earned during the 2009 to 2010 measurement period would vest and become exercisable despite the expiration of the 2006 Sherman Agreement if the other two conditions are met).

Under the 2006 Sherman Agreement, the determination of whether the EBITDA targets had been achieved by Five Star Group would have been made on an annual basis in March 2008, 2009 and 2010. The total number of options that would have vested and become exercisable if the Company met or exceeded the EBITDA target in the measurement period of 2007 to 2008 was 140,000 options. For the measurement periods of 2008 to 2009 and 2009 to 2010, the total number of options that may have vested and become exercisable was 130,000 options per year. The number of options that may vest and become exercisable in each year has been modified by the Amended Sherman Employment Agreement.

As discussed under “Agreement with Bruce Sherman” in the narrative following the Summary Compensation Table above, the EBITDA targets were subsequently modified by the Amended Sherman Employment Agreement. However, under the 2006 Sherman Agreement, the “baseline EBITDA” for each period was $1.6 million or Five Star Group’s actual EBITDA as of the beginning of the measurement period, whichever was greater. Mr. Sherman would have been entitled to receive all of the shares allocated to the particular measurement period if there had been a 50% increase in Five Star Group’s baseline EBITDA as of the end of the measurement period. If less than 50% of baseline EBITDA had been achieved, the number of options that would have vested and become exercisable would have been pro-rated based upon the actual percentage increase in baseline EBITDA. For example, under the 2006 Sherman Agreement for the 2007 to 2008 measurement period, if baseline EBITDA had increased by 50%, 140,000 options would have vested and become exercisable. If, however, baseline EBITDA had increased by one percent, 2,800 options would have vested and become exercisable.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the current holdings of unexercised and unvested stock options and unvested stock awards for each of our named executive officers as of the fiscal year ended December 31, 2006.

	Option Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles Dawson	0	-	-
Neal W. Collins	0	-	-
Bruce Sherman (1)	400,000	0.18	12/31/10
Steven Schilit	0	-	-
___________________

(1)
The options reflected in this row may vest and become exercisable, generally in equal increments over a period of three years, beginning in fiscal 2008, if the 2007 Plan is approved by our stockholders and certain performance and service based conditions are satisfied by Mr. Sherman under his equity incentive arrangement with Five Star Group.

The exercise price of the options was modified subsequent to the end of our fiscal year in connection with the Amended Sherman Employment Agreement. Under the Amended Sherman Employment Agreement, the exercise price of the options is $0.38 per share.

A description of the terms of Mr. Sherman’s equity incentive arrangement, as of December 31, 2006, follow the Grants of Plan Based Awards table above under “Long-Term Equity Incentive Arrangement - Bruce Sherman” and, as of February 23, 2007, under “Agreement with Bruce Sherman” in the narrative following the Summary Compensation Table above.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

As discussed in the narrative following the Summary Compensation Table above, Messrs. Dawson, Sherman and Schilit have each entered into new or amended employment or severance and consulting agreements with the Company or Five Star Group since the beginning of fiscal 2007. On December 31, 2006, Mr. Sherman was our only named executive officer who would have been entitled to any incremental payments or benefits from the Company upon the occurrence of certain termination events or upon a change in control of the Company, as described below.

Potential Payments to Bruce Sherman Upon Termination or Change in Control

Under the 2006 Sherman Agreement, had Mr. Sherman's employment been terminated as of December 31, 2006, Mr. Sherman would not have been entitled to any payments or benefits if he had been terminated for the following reasons:

•	a breach by Mr. Sherman of any of the terms of the employment agreement (provided that Five Star Group gives Mr. Sherman 15 days notice prior to termination if the breach is capable of cure);

•	the gross neglect by Mr. Sherman of his duties under the employment agreement (if such conduct continues for 30 days following written warning to Mr. Sherman);

•	a conviction of Mr. Sherman for any felony or any crime involving moral turpitude or any lesser crime or offense involving the property of Five Star Group or any of its affiliates;

•	a commission by Mr. Sherman of any act of fraud or dishonesty; or

•	the engagement by Mr. Sherman in misconduct resulting in serious injury to Five Star Group.

If Mr. Sherman’s employment was terminated due to: (i) his death or (ii) any physical or mental disability, then he would be entitled to receive his base salary as then in effect for the month during which termination occurred plus his base salary for the next four months. He would be entitled to receive any annual cash incentive award for that contract year, prorated through the date of termination, if the termination event occurred more than six months into the year. Mr. Sherman would be entitled to receive a pro-rated amount equal to the maximum amount that could have been earned by Mr. Sherman during the relevant fiscal year. Under the 2006 Sherman Agreement, if Mr. Sherman’s employment had been terminated due to his death or disability on December 31, 2006, he would have been entitled to receive $87,500, which represents $87,500 for four months’ salary, and $75,000, which represents Mr. Sherman’s annual incentive award for fiscal 2006.

If Five Star Group terminated Mr. Sherman’s employment for any other reason than those described above, he would have been entitled to continue to receive (in weekly installments) his base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement. Mr. Sherman also would have been entitled to receive his annual cash incentive award, if any had been earned under the terms of his employment agreement, through the date of termination on a pro rata basis. Under the 2006 Sherman Agreement, if Mr. Sherman’s employment had been terminated due to his death or disability on December 31, 2006, he would have been entitled to receive $1,125,000, which represents $1,125,000 in total salary payments remaining under the 2006 Sherman Agreement, and $75,000, which represents the annual incentive award Mr. Sherman earned in fiscal 2006.

Under the 2006 Sherman Agreement, if a “change in control” or “sale” of the Company (as described below) were to have occurred during the term of the employment agreement, Mr. Sherman would have been granted the unconditional, fully vested right to purchase up to 400,000 shares of Company common stock at a per share exercise price equal to the fair market value of a share of common stock on the date of the event. The number of options granted would have represented: (i) the total number of options that could have potentially vested and become exercisable under 2006 Sherman Agreement if certain conditions, including the achievement of certain performance- and service-based vesting conditions, were satisfied over fiscal years 2007 through 2010 minus (ii) the number of options that had vested and become exercisable under the 2006 Sherman Agreement upon satisfaction of those conditions. If a change in control or sale of the Company had occurred on December 31, 2006, the options that could have potentially vested and become exercisable under the 2006 Sherman Agreement would have terminated and Mr. Sherman would have received a new grant of fully-vested options to purchase 400,000 shares of common stock at an exercise price equal to the fair market value on December 29, 2006 (the last business day of the 2006 fiscal year). As of December 31, 2006, no options had vested or become exercisable under the 2006 Sherman Agreement. Mr. Sherman’s right to receive and exercise the options to purchase these shares upon a change in control or sale of the Company would have survived the expiration of the term of the employment agreement.

A change in control would have been  deemed to have occurred for the purposes of the employment agreement if any person who was not on October 1, 2006 the direct or indirect “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 15% or more of the combined voting power of the Company’s outstanding securities became such beneficial owner of Company securities representing 25% or more of the combined voting power of the Company’s outstanding securities.

A “sale” of the Company would have been  deemed to have occurred if:

•
the Company engaged in any transaction(s) with another entity and following such transaction(s) the Company’s stockholders immediately prior to such transaction(s) do not hold at least 50% of the voting power of the Company or its successor;

•	NPDC and its affiliates ceased to own more than 60% of the Company’s voting stock; or

•	all or substantially all of the assets of the Company were sold.

Mr. Sherman was subject to confidentiality, non-competition and non-solicitation covenants under his employment agreement. The confidentiality covenant was not limited in duration. The duration of the non-competition and non-solicitation covenants would have been reduced in length, depending on the amount of time Mr. Sherman had served pior to the termination event (the non-competition covenant would have remained in effect for a period of 18 months to six months and the non-solicitation covenant would have remained in effect for a period of 18 months to 12 months). If Mr. Sherman violated the non-competition and non-solicitation covenants, the term of each violated covenant would have been automatically extended for an additional period of time. In addition, the Company would have had the right to require Mr. Sherman to account for and pay over to the Company all profits or other benefits derived or received by the Mr. Sherman as a result of any transactions constituting a breach of each such covenant violated.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separately designated Compensation Committee. The entire Board acts as the Company’s Compensation Committee. Each member of the Board was an officer of the Company or Five Star Group during fiscal 2006. During fiscal 2006, Mr. Schilit (who served as our Chief Operating Officer) and Mr. Feldman (who served as a director of the Company until March 2007 and who presently serves as the Chairman and Chief Executive Officer of our parent, NPDC) each participated in the Company’s deliberations regarding executive compensation.

As noted under “Transactions with Related Persons, Promoters and Certain Control Persons” below, Messrs. Belknap, Sherman, Dawson and Schilit have each entered into compensation arrangements with the Company. For details of the Company’s agreements with these employee directors, see the summaries of such agreements in the narrative following the Summary Compensation Table.

COMPENSATION COMMITTEE REPORT

The entire Board of Directors of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis and, based on its review and discussions, the entire Board of Directors has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

            The Board of Directors

            S. Leslie Flegel (Chairman)
            John C. Belknap
            Bruce Sherman

2006 DIRECTOR COMPENSATION (1), (2)

The table below summarizes the total compensation paid to or earned by each of the Company’s directors (who are not also named executive officers) for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Jerome Feldman (3)	0	0 (5)	0
John Moran	1,500 (4)	0 (5)	1,500
Carll Tucker	26,500 (4)	0 (5)	26,500

(1)	Messrs. Feldman, Dawson, Moran and Tucker resigned from the Board effective March 1, 2007.

(2)
Messrs. Dawson and Sherman did not receive any additional compensation for their services as Company directors because employees of the Company or its subsidiaries do not receive additional compensation for serving as directors. Information regarding compensation paid to Messrs. Dawson and Sherman in fiscal 2006 is located in the Summary Compensation Table above.

(3)
Mr. Feldman did not receive any additional compensation for his services as a director or as Chairman of the Company’s Board during fiscal 2006. However, Mr. Feldman is the Chairman and Chief Executive Officer of NPDC, the Company’s parent. As discussed above under “Transactions with Related Persons, Promoters and Certain Control Persons”, the Company and NPDC have entered into a Management Agreement through which the Company pays NPDC fees for services provided to the Company by employees of NPDC. The Company estimates that the amount allocable under this Management Agreement for Mr. Feldman in fiscal 2006 was $200,000. This amount is part of Mr. Feldman’s compensation as Chief Executive Officer of NPDC.

(4)
During 2006, directors who were not employees of the Company or its subsidiaries received $1,500 for each meeting of the Board of Directors attended, and generally did not receive any additional compensation for service on the committees of the Board of Directors, except for Mr. Tucker, who received $25,000 for serving as the sole member of a Special Committee.

(5)
No equity awards were granted to Company directors in fiscal 2006. However, certain directors had exercisable options awards outstanding at 2006 fiscal year end: Mr. Feldman, 150,000 options outstanding; Mr. Moran, 150,000 options outstanding; and Mr. Tucker, 50,000 options outstanding. Mr. Tucker exercised his options in March 2007.

Agreement with Our Current Chairman, S. Leslie Flegel

In connection with his appointment as Chairman of the Company effective March 2, 2007, S. Leslie Flegel entered into a three-year agreement with the Company ending on March 1, 2010 (the “Flegel Agreement”). Under the Flegel Agreement, Mr. Flegel will receive an annual fee of $100,000 and will be reimbursed (i) for all travel expenses incurred in connection with his performance of services to the Company and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the Flegel Agreement, Mr. Flegel was issued 2,000,000 shares of the Company’s common stock, all of which are fully vested and not subject to forfeiture.

During the term of the Flegel Agreement, Mr. Flegel has agreed not to serve in an operating capacity as an executive officer with any other unaffiliated company. The Flegel Agreement also contains non-compete and non-solicitation covenants.

The Company may terminate the Flegel Agreement:

•	upon Mr. Flegel’s death or disability;

•	if Mr. Flegel engages in conduct that is materially monetarily injurious to the Company;

•	if Mr. Flegel willfully and continually fails to perform his duties or obligation under the Flegel Agreement; or

•	upon a change of control (as defined in the Flegel Agreement) of the Company or NPDC.

If the Flegel Agreement is terminated by the Company in accordance with the foregoing, the Company is required to pay Mr. Flegel his fee accrued, and reimburse him for any expense incurred only through the date the Flegel Agreement is terminated.

On the same date, Mr. Flegel also entered into the “NPDC Agreement” with NPDC. Under the NPDC Agreement, Mr. Flegel purchased 200,000 shares of NPDC’s common stock, which he has the right to exchange any or all of into shares of Company common stock (which is held by NPDC) at the rate of six shares of Company common stock for each share of NPDC common stock.

NPDC and the Company have each granted Mr. Flegel certain demand and piggy-back registration rights pursuant to a NPDC registration rights agreement and a Company registration rights agreement; provided, that prior to the expiration of the Flegel Agreement, Mr. Flegel only has the right to include his Company common stock in a registration statement that includes shares of Company common stock owned by the Company and then only in proportion to the number of shares of Company common stock being registered for the benefit of the Company.

During the term of the Flegel Agreement, Mr. Flegel has agreed not to sell or otherwise dispose of the 200,000 shares of NPDC common stock purchased by him pursuant to the NPDC Agreement or any shares of Company common stock into which they may have been exchanged or the 2,000,000 shares of Company common stock issued to him pursuant to the Flegel Agreement, except as part of a registered public offering, as set forth above.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 20, 2007 by each person who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
National Patent Development Corporation/ JL Distributors, Inc. 10 East 40th Street, Suite 3110 New York, NY 10016	16,438,584 (1)	70.26%

(1)	NPDC has sole voting power and sole dispositive power with respect to 9,438,584 shares. NPDC and JL have shared voting power and shared distributive power with respect to 7,000,000 shares.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of the Company’s common stock as of April 20, 2007 by each Company director, each of the Company’s named executive officers, and all Company directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
John C. Belknap	0	*
Neal W. Collins	0	*
Charles Dawson	0	*
S. Leslie Flegel	2,933,336 (1)	20.5%
Steven Schilit (2)	0	*
Bruce Sherman	0	*

Directors and Executive Officers as a Group (6 persons) (2)	2,933,336	20.5%
______________
*The number of shares owned is less than one percent of the outstanding shares.
(1)
This amount includes the 1,200,000 shares of Company common stock Mr. Flegel has the right to acquire pursuant to an agreement with NPDC. Under the NPDC Agreement, Mr. Flegel has the right to exchange up to 200,000 shares of NPDC common stock into shares of Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock. Mr. Flegel has sole voting power and sole dispositive power over all of the shares beneficially owned.

(2)	On April 20, 2007, Mr. Schilit was not an employee of the Company.

Ownership of Related Companies

Some of our directors and executive officers own equity securities of NPDC, our parent. The following table and footnotes set forth the beneficial ownership, as of April 20, 2007, of the shares of common stock of NPDC held by each of our directors, each named executive officer and all of our current directors and executive officers as a group. All information is taken from or based upon ownership filings made by such individuals with the SEC or upon information provided by such individuals.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
John C. Belknap	0	0%
Neal W. Collins	0	0%
Charles Dawson	0	0%
S. Leslie Flegel	200,000(1)	1.12%
Steven Schilit	0	0%
Bruce Sherman	0	0%

Directors and Executive Officers as a Group (6 persons)	200,000	1.12%
______________
*The number of shares owned is less than one percent of the outstanding shares.
(1)
This amount represents the 200,000 shares of Company common stock Mr. Flegel acquired pursuant to an agreement with NPDC. Under the NPDC Agreement, Mr. Flegel has the right to exchange up to 200,000 shares of NPDC common stock into shares of Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock. See footnote (1) to the “Security Ownership of Directors and Executive Officers” table directly above.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders (1)	1,050,000	$0.16	2,950,000
Total	1,050,000	$0.16	2,950,000

(1)
The Company’s 1994 stock option plan, as amended, became effective on January 1, 1994 (the “Plan”). The Plan was approved by the Board and the then-sole shareholder of the Company. The Plan was amended by the Board on January 1, 2002 to increase the number of shares of common stock available thereunder from 2 million to 4 million. The Plan provides for grants of non-qualified stock options, and prior to the 2002 amendment provided for grants of incentive stock options, to employees and consultants of the Company and its subsidiaries. After the 2002 amendment, the Company could not grant further incentive stock options under the Plan. After January 1, 2004, no options may be granted under the Plan. All stock option grants have an exercise price per share of no less than the fair market value per share of common stock on the grant date and may have a term of no longer than 10 years after the grant date.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

The Company has no written policies and procedures for the review, approval, or ratification of any transaction required to be reported under this item, but its Board adheres to the following practices in assessing whether to enter into an agreement with a related person, promoter or control person:

▪	The Board convenes a quorum;

▪
The Board considers the relative merits of the transaction, including whether the cost of the transaction is market value and whether the Company could reach an agreement with a non-related party that is, from a financial perspective, equally or more beneficial to the Company than the transaction in question;

▪	The Board votes, with the abstention of any interested directors; and

▪	If a majority of the Board votes in favor of the transaction, the Company enters into the transaction.

Management Agreement

Since 2004, NPDC, the Company’s parent, has provided legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement for fees which have ranged from $10,000 to $25,000 per month and are currently capped at $14,167 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. In addition, the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman’s (NPDC’s Chief Executive Officer) service to the Company effective October 1, 2004. The agreement was renewed for 2007. Fees incurred under the Agreement totaled $370,000, $500,000 and $215,000, for the years ended December 31, 2006, 2005 and 2004, respectively. The largest aggregate amount of principal outstanding and due during fiscal 2006 was $84,451, of which the Company paid $84,451. At December 31, 2006 and 2005, the amounts due to NPDC under the Agreement were $58,000 and $43,000, respectively.

In addition, NPDC incurred certain expenses on behalf of the Company, primarily involving insurance, legal and other professional expenses. The Company reimbursed NPDC for such expenses, which amounted to approximately $234,000, $242,000, $239,000, $338,000 and $98,000 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Related Party Debt

The Company’s wholly-owned subsidiary, Five Star Group, has a $2,800,000 unsecured note payable (the “Note”) to JL Distributors, Inc., a wholly-owned subsidiary of NPDC. The Note, as amended, bore interest at eight percent, which is payable quarterly, and was scheduled to mature on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration of NPDC extending the Note, the Company paid NPDC a fee of $28,000, representing one percent of the Note’s $2.8 million outstanding balance. In addition, the interest rate on the Note was increased to nine percent. On July 28, 2006, the Company and NPDC agreed to extend the Note’s maturity terms to June 30, 2007. In consideration of NPDC extending the Note, the Company paid NPDC a fee of $28,000, representing one percent of the Note’s approximately $2.8 million outstanding balance.

On March 2, 2007, the Company and NPDC agreed to amend the Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Note to eliminate the right of the Company to prepay the Note prior to maturity. The Company also has granted NPDC and JL certain demand and piggy-back registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a registration rights agreement, dated as of March 2, 2007, between the Company and JL.

The Note is subordinated to Five Star Group’s indebtedness under its Loan Agreement with Bank of America Business Capital. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.

Other Related Party Transactions

Grad Agreement

On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the “Grad Agreement”) with Richard Grad, the former President and Chief Executive Officer of the Company. Pursuant to the Grad Agreement, Mr. Grad received $145,000 per year for consulting services to be rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ending February 8, 2007. In addition, in August, 2002, Mr. Grad was granted options to purchase 150,000 shares of the Company’s common stock at the quoted market price on the date of grant, which options will vest annually over the term of the Grad Agreement in equal installments. Such options were valued at an aggregate amount of $13,000. The Grad Agreement also provided for the repurchase by the Company of 192,308 shares of the Company’s common stock held by Mr. Grad for an aggregate purchase price of $25,000. During this five-year period, Mr. Grad also received certain benefits, including medical benefits, life insurance and use of an automobile.

Kampner Agreement

On April 5, 2007, Five Star Group entered into an Employment Agreement dated as of April 5, 2007 with Ronald Kampner (the “Kampner Agreement”) pursuant to which Mr. Kampner serves as Five Star Group’s Senior Vice President of Sales. The Kampner Agreement has a three-year term (subject to earlier termination). During the term of the agreement, Five Star Group will pay Mr. Kampner (i) a minimum annual base salary of $200,000, (ii) two percent of all sales related to the business of Right-Way Dealer Warehouse, Inc. (“Right-Way”) booked by December 31 of each year during the term above a threshold (the threshold is $8,000,000 (pro-rated for the period of April 5, 2007 and December 31, 2007) in 2007 and increases annually during the term of the agreement by five percent over the prior year’s threshold amount, partial years being pro-rated) and (iii) (a) one-half of one percent of all sales booked from certain qualified Right-Way customers up to a threshold (the threshold is $15,000,000 (pro-rated for the period of April 5, 2007 and December 31, 2007) in 2007 and increases annually during the term of the agreement by five percent over the prior year’s threshold amount, partial years being pro-rated (the “Distribution Threshold”)) and (b) one percent of all sales booked from certain qualified Right-Way customers above the Distribution Threshold. In addition, Mr. Kampner was granted an option to purchase 200,000 shares of Company common stock, at an exercise price equal to the fair market value of the Company's common stock on April 5, 2007, the date of the grant.

Other Agreements

For details of agreements with Messrs. Belknap, Sherman, Dawson and Schilit, see the summaries of such agreements in the narrative following the Summary Compensation Table.

ITEM 14.  Principal Accountant Fees and Services

The fees billed for services rendered for 2006 and 2005 by Eisner LLP were as follows:

	2006	2005

Audit Fees (1)	$160,000	$111,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$160,000	$111,000
_______________

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies by the Company's Board of Directors, which serves as the Company's Audit Committee. In fiscal 2006, all audit services to be performed by Eisner LLP required pre-approval by the Board in accordance with pre-approval policies established by the Board. The procedures required all proposed engagements of Eisner LLP for services of any kind be directed to the Board for approval prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2006 were approved in advance by the Board of Directors.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

Date: April 30, 2007	By:	/s/ JOHN C. BELKNAP
John C. Belknap President and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer
31.2	*	Certification of Chief Financial Officer
_____________

*	Filed herewith