Form 10-Q
period 2007-03-31
FIVE STAR PRODUCTS INC
filed 2007-05-15
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-25869

FIVE STAR PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3729186
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

As of May 10, 2007, there were 16,359,577 shares of the registrant’s common stock, $0.01 par value, outstanding.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
	Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets -
	March 31, 2007 (Unaudited) and December 31, 2006	1

	Consolidated Condensed Statements of Operations
	and Comprehensive Income -
	Three Months Ended March 31, 2007 and 2006 (Unaudited)	2

	Consolidated Condensed Statements of Cash Flows -
	Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

	Notes to Consolidated Condensed Financial
	Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

	Part II. Other Information

Item 6.	Exhibits	22

Signatures		24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash	$3	$3
Accounts receivable, net	18,085	10,520
Inventory	24,725	21,744
Deferred income taxes	668	652
Prepaid expenses and other current assets	1,130	520
Total current assets	44,611	33,439

Machinery and equipment, net	587	530
Deferred income taxes	200	166
Other assets	1,202	362
Total Assets	$46,600	$34,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$18,848	$17,664
Accounts payable and accrued expenses (including due to affiliates of $50 and $79)	19,072	9,313
Note payable to National Patent Development Corporation	2,800	2,800
Total current liabilities	40,720	29,777

Interest rate collar	0	6
Total Liabilities	40,720	29,783

Stockholders' equity
Common stock	193	173
Additional paid-in capital	9,274	8,552
Accumulated deficit	(3,035)	(3,495)
Accumulated other comprehensive income	148	184
Treasury stock, at cost	(700)	(700)
Total stockholders' equity	5,880	4,714
	$46,600	$34,497

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Sales	$29,861	$28,952
Cost of goods sold (net of vendors allowances)	25,133	24,347
Gross margin	4,728	4,605

Selling, general and administrative expenses (net of vendors allowances)	(3,590)	(3,768)

Operating income	1,138	837

Other income	18	7

Interest expense	(342)	(393)

Income before income taxes	814	451

Income tax expense	(354)	(199)

Net income	$460	$252

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge	(60)	70
Tax (expense) benefit	24	(28)

Comprehensive income	$424	$294

Net income per share
Basic	$.03	$.02
Fully diluted	$.03	$.02

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$460	$252
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	86	64
Interest rate collar	(6)	5
Compensation expense	42
Deferred tax asset	(74)	11
Changes in other operating items:
Accounts receivable	(7,565)	(7,745)
Inventory	(2,981)	(2,696)
Prepaid expenses and other assets	(762)	111
Accounts payable and accrued expenses	9,759	8,675
Net cash used in operating activities	(1,041)	(1,323)

Cash flows used in investing activities:
Additions to property, plant and equipment	(143)	(33)

Cash flows from financing activities:
Net proceeds from short-term borrowings	1,184	1,356
Net cash provided by financing activities	1,184	1,356

Net decrease in cash	-	-
Cash at beginning of period	3	3
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$330	$387
Income taxes	$49	$4

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2007 and the Condensed Consolidated Statements of Operations and Comprehensive Income and Cash Flows for the three months ended March 31, 2007 and 2006 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2007 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star also services the Mid- Atlantic states, as far south as North Carolina. Five Star operates two distribution centers, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star’s New Jersey headquarters. At March 31, 2007, Five Star is a 58% owned subsidiary of National Patent Development Corporation (“NPDC”) and beneficially owns approximately 70% of the Company’s common stock assuming conversion of a convertible note of the Company held by a wholly-owned subsidiary of NPDC noted below.

The Company currently has a $2,800,000 unsecured promissory note (the “Promissory Note”) with NPDC. The Promissory Note bore interest at 8%, payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and NPDC agreed to extend the Promissory Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Promissory Note, the Company paid NPDC a fee of one percent of the Promissory Note’s outstanding balance or $28,000. In addition, the interest rate on the Promissory Note was increased to 9%. On July 28, 2006 the Company and NPDC agreed to extend the Promissory Note for a one-year term maturing on June 30, 2007. In consideration for NPDC extending the Promissory Note, the Company paid NPDC a fee of one percent of the Promissory Note’s outstanding balance or $28,000 during July 2006. The interest rate on the Promissory Note remained at 9%.

On March 2, 2007 we entered into an amendment to the Promissory Note with NPDC. Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory

Note and any unpaid accrued interest is convertible, in whole or in part, at NPDC’s option into shares of our common stock at a price of $.40 per share, subject to adjustment for stock splits, stock dividends, combinations, reorganization and other similar recapitalizations. The fair value of the Promissory Note before the amendment approximated the fair value after, therefore no gain or loss was recognized as the result of the modification. We no longer have the right to prepay the Promissory Note prior to maturity.

The Company offers products from manufacturers such as Valspar/Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, Newell/Irwin, USG, Stanley Tools, Minwax and 3M Company. The Company distributes its products to retail dealers, which include lumber yards, “do-it-yourself” centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours.

Vendor allowances. The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,300,000 and $1,229,000, for the three months ended March 31, 2007 and 2006, respectively.

Inventory. Inventory is valued at the lower of cost, using the first in, first-out (FIFO) method, or market. Inventory consists solely of finished products.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 3) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, are recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. For the three months ended March 31, 2007 and 2006 the Company recognized gain of $6,000 and $5,000, respectively, as part of other income for the changes in the fair value of the interest rate collar.

Stock based compensation. The Company accounts for stock based compensation pursuant to the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"). Under SFAS 123R, compensation cost recognized over the vesting period based on the fair value of the award at the grant date.

Reclassifications and adjustments. As discussed in our 2006 Form 10-K, as the result of implementation of SEC Staff Accounting Bulletin No. 108 , Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”, the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors’ allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method, would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but, increased the 2006 beginning balance of the accumulated deficit by $325,000, net of deferred tax benefit of 215,000. Consistent with the requirements of SAB 108, this adjustment has been allocated to the appropriate 2006 quarter in the accompanying consolidated financial statements. The March 31, 2006 consolidated condensed financial information reflects adjustments in the amount of $43,000 to costs of goods sold, a deferred tax benefit of $17,000, resulting in a net decrease in net income of $26,000 to previously reported information.

FASB Interpretation No. 48. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007. The adoption of FIN 48 in the first quarter of 2007 did not have a material effect on its financial reporting. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal and state & local income taxes by the taxing authorities is open for years 2003 to 2006 and 2002 to 2006 respectively.

2.	Incentive stock plans

The Company has adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the 1994 Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of the Company and its subsidiaries, and to consultants and other individuals providing services to the Company.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), subject to the approval of the shareholders of Five Star. Such approval is deemed to be essentially a formality as NPDC is the majority shareholder and controls Five Star’s Board of Directors. Under 2007 Plan Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On October 18, 2006, Five Star granted options to Bruce Sherman, the Chief Executive Officer of Five Star Group, to purchase 400,000 shares of Five Star’s common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Sherman’s continued employment as well as shareholder approval of the 2007 Plan. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $66,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 166%, dividend yield of 0%, risk free interest of 5% and an expected life of 4 years. The EBITDA target and exercise price were modified in March 2007, effectively creating a new instrument. At March 31, 2007 the Company determined that it was probable that the modified EBITDA target would be met in 2007 and accordingly recorded an expense for that period of time of $3,167.

On March 2, 2006, Five Star granted options to purchase 250,000 shares of Five Star’s common stock to Charles Dawson, an Executive Vice President of Five Star Group and another employee and increased the exercise price and EBITDA target of the 400,000 options granted to Mr. Sherman on October 18, 2006 as described above. The exercise price of the 650,000 options was at an exercise price equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Sherman’s, Mr. Dawson’s and the employee’s continued employment as well as shareholder approval of the 2007 Plan. Five Star determined the estimated aggregate fair value of these options, including the modified option granted on October 18, 2006, on the date of grant and modification to be $185,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 110%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years. Achievement of performance criteria was determined as probable at March 31, 2007 and therefore a compensation expense of $5,416 was recognized.

Unrecognized compensation expense for unvested options at March 31, 2007 was $179,584.

A summary of the Company’s stock option activity as of March 31, 2007, and changes during the three months then ended is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16			**
Granted	250,000.38
Forfeited or Expired	450,000.16
Outstanding at March 31, 2007	850,000.34		3.2	$257,000	*
Vested or expected to vest at March 31, 2007	200,000.16		.3
Exercisable at March 31, 2007	200,000.16		.3	$94,500	*
___________________

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $10,307,000 at March 31, 2007.

**During the three month period ended March 31, 2007, 400,000 options outstanding as of January 1, 2006 were modified.

The weighted-average grant-date fair value of options granted and modified during the three month period ended March 31, 2007 was $.285.

A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the three month period ended March 31, 2007, is presented below:

	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2007	400,000	$.165	**
**Granted	250,000.285
Vested	0
Forfeited or Expired	0
Nonvested at March 31, 2007	650,000.285

**During the three month period ended March 31, 2007, 400,000 options outstanding as of January 1, 2006 were modified.

On March 2, 2007, Five Star granted 1,000,000 shares of restricted stock to its Chief Executive officer valued at $.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets over the next three years and upon his continued employment with the Company and NPDC. At March 31, 2007, Five Star determined that achievement of the performance criteria was probable and therefore a compensation expense of $11,000 was recognized. At March 31, 2007, $369,000 remains to be charged over the lesser of the remaining 35 months, or the term of employment.

3. Short-term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.82% at March 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at March 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2007 and December 31, 2006, approximately $18,848,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $8,303,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $260,000 and $320,000 at March 31, 2007 and December 31, 2006, respectively and is included in other assets in the accompanying balance sheets.

On June 17, 2004, Five Star also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

4. Derivatives and hedging activities

The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the three months ended March 31, 2007 and 2006 Company recognized a gain of $6,000 and a loss of $5,000 respectively as part of other income, for the changes in the fair value of the interest rate collar.

5. Related party transactions

(a) Management agreement

NPDC provides legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement. For the three months ended March 31, 2007 and 2006, the total fee was $83,000 and $93,000, respectively. The amounts include $16,666 per month for Mr. Feldman’s (NPDC’s Chief Executive Officer) service to the Company effective October 1, 2004, through May 31, 2007, the termination of Mr. Feldman’s contract. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The agreement was renewed for 2007.

(b) Note payable to JL Distributors, Inc.

The Company’s wholly-owned subsidiary, Five Star Group, Inc. (“Five Star Group”), issued an unsecured note (the “JL Note”) payable to JL Distributors, Inc. (“JL”), a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The JL Note bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”). In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of one percent of the note’s outstanding balance, or $28,000. In addition, the interest rate on the Extended Note was increased to 9%. On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007. In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006. The interest rate on the Extended Note remained at 9%.

The Extended Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the “Subordination Agreement”) between Five Star Group and JL dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances.

On March 2, 2007, the Company and JL amended the Extended Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Extended Note, at its option, may convert the principal of the Extended Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Extended Note to eliminate the Company’s right to prepay the Extended Note prior to maturity. The Company also granted JL certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Extended Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and JL. The fair value of the Extended Note before the amendment approximated its fair value after the amendment; therefore, no gain or loss was recognized as the result of the modification. For the quarter ended March 31, 2007, the Company incurred interest expense of $63,000.

6. Earnings per share

Earnings per share (EPS) for the quarter ended March 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three months
	ended March 31,
	2007	2006
Basic EPS
Net income	$460	$252

Weighted average shares outstanding	15,063	14,396

Basic earnings per share	$.03	$.02

Diluted EPS
Net income	$460	$252
Impact of assumed conversion of the Note	12
Income available to common stockholders and assumed conversions	$472	$252

Weighted average shares outstanding	15,063	14,396
Dilutive effect of stock options	306	270
Diluted weighted average shares outstanding	15,369	14,666

Diluted earnings per share	$.03	$.02

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding, upon exercise of outstanding options using the treasury stock method.

7.  Capital transactions

The Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The following capital transactions occurred in 2007:

a.
On March 2, 2007, John C. Belknap was elected as a director of Five Star. Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of NPDC since October 20, 2006 and has been an employee of NPDC since December 1, 2006. The services of NPDC employees are included in the monthly management fee charged to the Company by NPDC.

Mr. Belknap was granted 1,000,000 restricted shares of Five Star Common Stock, valued at $.38 per share, which will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap’s continued employment with Five Star or the Company. Five Star has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010. At March 31, 2007, Five Star determined that it was probable that it would meet the 2007 EBITDA targets and accordingly recorded a charge for the period of $10,556.

b.
On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), subject to the approval of the shareholders of Five Star. Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

c.
Mr. Leslie Flegel was named a Director of NPDC on March 2, 2007 and appointed as Chairman of Five Star. Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture. The Agreement also provides that if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to his agreement with Five Star described below is less than $280,000 on the last day of the term of such agreement with Five Star, Mr. Flegel may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement. The charge for the quarter ended March 31, 2007 was $20,000. In addition, NPDC recognized a loss of $748 on the indirect sale of Five Star common stock by NPDC at the time of issuance. The issuance of the Five Star shares reduced NPDC’s ownership of Five Star from 64% to 58%.

On March 2, 2007, NPDC and Mr. Flegel entered into an agreement (the “NPDC Agreement”) pursuant to which NPDC sold Mr. Flegel 200,000 shares of the its common stock at a price of $2.40 per share, or $480,000 in the aggregate. Mr. Flegel has the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock. The value of the option to convert the NPDC stock held by Mr. Flegel into shares of the Company will be valued using a Black-Scholes formula and recognized as compensation expense by Five Star over the three-year term of the FS Agreement. For the three months ended March 31, 2007, the Company recognized a compensation expense of approximately $7,000. In addition, NPDC accounted for the issuance of the 200,000 shares as temporary equity as a result of the exchange rights. The NPDC Agreement also provides that if the fair market value of the 2,000,000 shares of the Company’s common stock that Mr. Flegel received pursuant to the FS Agreement is less than $280,000 on the last day of the term of the FS Agreement, Mr. Flegel may require NPDC to repurchase the shares of Company common stock for $280,000.

8. Subsequent event

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $40,000. The assets consisted primarily of accounts receivable and inventory. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star. The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”); an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, Five Star Group, Inc., due to the loss of business from significant customers or otherwise.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under “Risk Factors” in our Annual Reports on Form 10-K and those other risks and uncertainties detailed in other periodic reports and registration statements that we file with the SEC from time to time. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Overview

Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it-yourself” centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

The following key factors affect Five Star’s financial and operation performance:

•	its ability to negotiate the lowest prices from its suppliers,

•	its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses,

•	the housing market in general,

•	consumers’ confidence in the economy,

•	consumers’ willingness to invest in their homes, and

•	weather conditions that are conducive to home improvement projects.

The following key performance measures are utilized by the Company’s management to run Five Star’s business:

•	new U.S. housing starts,

•	sales of existing homes,

•	sales of high margin products to its customers,

•	purchases from each vendor, and

•	performance benchmarks used by Home Depot and Lowe’s, such as number of stores and square footage, as well as financial benchmarks.

Five Star operates in the Home Improvement market, which has grown in recent years and for which the National Retail Hardware Association predicts average annual industry growth of approximately 5.7% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers. In spite of this, the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the “Five Star” name.

On April 5, 2007, Five acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $40,000. The assets consisted primarily of approximately $1,600,000 of accounts receivable gross and approximately $2,500,000 of inventory gross. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star. The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment.

Results of operations

The Company had income before income taxes of $814,000 for the quarter ended March 31, 2007, as compared to income before income taxes of $451,000 for the quarter ended March 31, 2006. The increase in income before income taxes for the quarter ended March 31, 2007 was primarily the result of an increase in net sales of $ 909,000 which was additionally impacted by an increase in cost of goods sold, net of promotional discounts of $ 949,000, as well as a reduction of $298,0000 in selling, general and administrative, and management fees charged by NPDC.

Sales

The Company had sales of $29,861,000 for the quarter ended March 31, 2007, as compared to sales of $28,952,000 for the quarter ended March 31, 2006 approximately a 3.1% increase. During the quarter ended March 31, 2007 the Company had an increase in sales as compared to the quarter ended March 31, 2006 which was primarily attributed to the 2007 annual trade show.

Gross margin

Gross margin increased to $4,728,000, or 15.8% of net sales, for the quarter ended March 31, 2007, as compared to $4,605,000, or 15.9% of net sales, for the quarter ended March 31, 2006. The increase in gross margin dollars was the result of increased sales.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $3,590,000 for the quarter ended March 31, 2007, as compared to $3,768,000 for the quarter ended March 31, 2006. The decrease in SG&A expenses was primarily attributable to increased vendor marketing allowances in the period, partially offset by (i) a $175,000 recovery of bad debts written off in prior years in 2006, (ii) increased delivery expenses due to rising fuel prices, and (iii) increased professional fees.

Other income

The Company had other income of $18,000 for the quarter ended March 31, 2007, as compared to other income $7,000 for the quarter ended March 31, 2006. The increase in other income for the quarter ended March 31, 2007 is mainly a result of the Company recognizing other income related to service charge income related to delinquent accounts in addition to a gain for the change in the fair value of the interest rate collar of $6,000.

Interest expense

The Company had interest expense of $342,000 for the quarter ended March 31, 2007, as compared to interest expense of $393,000 for the quarter ended March 31, 2006. The decrease in interest expense for the quarter ended March 31, 2006 is a result of a decrease in average short-term borrowings.

Income taxes

The effective income tax rate remained at approximately 43.5% for the quarter ended March 31, 2007 which is the anticipated annualized effective rate as compared to an effective income tax rate of 44.1% for the quarter ending March 31, 2006.

Liquidity and capital resources

At March 31, 2007 the Company had cash of $3,000. Management believes that the current borrowing availability on the company’s credit facility will be sufficient to fund the company’s working capital requirements for at least the next twelve month’s. For the three months ended March 31, 2007 the company’s working capital increased by $229,000 from $3,662,000 to $3,891,000 which was primarily due to increased accounts receivable, inventory, accounts payable. For the quarter ended March 31, 2007 net cash used in operating activities amounted to $1,041,000 which was attributable to increases in accounts receivable, inventory , prepaid expenses and other assets in excess of the increases in accounts payable and accrued expenses amounting to $1,579,000. During the three month’s ended March 31, 2007 cash flow used in operating activities of $1,041,000 was funded from the net proceeds of short term borrowings under the company’s credit facility of $1,184,000.

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.82% at March 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at March 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks. At March 31, 2007 and December 31, 2006, approximately $18,848,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $8,303,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of the Company’s assets are pledged as collateral for these borrowings. Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2007, the Company was in compliance with all required covenants.

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

The fair value of the interest rate swap amounted to $ 260,000 at March 31, 2006 and $320,000 at December 31, 2006, and is included in other assets in the accompanying balance sheets.

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

The Company’s wholly-owned subsidiary, Five Star Group, issued the JL Note, payable to JL, a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The JL Note bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”). In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of one percent of the note’s outstanding balance, or $28,000. In addition, the interest rate on the Extended Note was increased to 9%. On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007. In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006. The interest rate on the Extended Note remained at 9%. The balance of the Extended Note was $2,800,000 as of March 31, 2006.

The Extended Note is subordinated to the indebtedness under the Loan Agreement according to the Subordination Agreement between Five Star Group and JL dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances.

On March 2, 2007, the Company and JL amended the Extended Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Extended Note, at its option, may convert the principal of the Extended Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Extended Note to eliminate the Company’s right to prepay the Extended Note prior to maturity. The Company also granted JL certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Extended Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and JL. The fair value of the Extended Note before the amendment approximated its fair value after the amendment; therefore, no gain or loss was recognized as the result of the modification.

Application of Critical Accounting Policies

Management discussion of critical accounting policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include valuation of revenue, accounts receivable, and impairment of long-lived assets which are summarized below.

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of Five Star’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Impairment of long-lived tangible assets

Impairment of long-lived tangible assets with finite lives results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.     Exhibits

Exhibit No.	Description
10.1
Asset Purchase Agreement, dated as of March 13, 2007, by and between Five Star Products, Inc. and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.2
Stock Options Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2007)

10.3
Amended and Restated Convertible Promissory Note of Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.4
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.5
Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.6
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.7
Purchase Agreement, dated as of March 2, 2007, between National Patent Development Corporation and Leslie Flegel (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.8
Registration Rights Agreement, dated as of March 2, 2007, between National Patent Development Corporation and Leslie Flegel (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.9
Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.10
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.11
Amended and Restated Employment Agreement, dated as of March 2, 2007, between Five Star Group, Inc. and Bruce Sherman (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.12		Five Star Products, Inc. 2007 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)
10.13
Stock Option Agreement, dated March 1, 2007, between Five Star Products, Inc. and Bruce Sherman (incorporated herein by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.14
Stock Option Agreement, dated March 1, 2007, between Five Star Products, Inc. and Charles Dawson (incorporated herein by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.15
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.16
Consulting and Severance Agreement dated as of February 20, 2007, between Five Star Products, Inc. and Steven Schilit (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2007)

31.1	*	Certification of Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Company and the Chief Financial Officer of the Company

______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIVE STAR PRODUCTS, INC

DATE: May 15, 2007	/s/ JOHN C. BELKNAP
Name: John C. Belknap
Title: Chief Executive Officer and President

DATE: May 15, 2007	/s/ NEAL W. COLLINS
Name: Neal W. Collins
Title: Chief Financial Officer