Form 10-Q
period 2007-06-30
FIVE STAR PRODUCTS INC
filed 2007-08-14
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:                     000-25869

FIVE STAR PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3729186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, Suite 3110, New York, NY	10016
(Address of principal executive offices)	(Zip code)

(646) 742-1600
(Registrant's telephone number, including area code)

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

As of August 10, 2007, there were 16,409,577 shares of the registrant’s common stock, $0.01 par value, outstanding.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Condensed Statements of Operations and Comprehensive Income - Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	2

	Consolidated Condensed Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006 (unaudited)	3

	Notes to the Consolidated Condensed Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 6.	Exhibits	20

Signatures		21

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash	$3	$3
Accounts receivable, net	20,048	10,520
Inventory	26,806	21,744
Deferred income taxes	624	652
Prepaid expenses and other current assets	446	520
Total current assets	47,927	33,439

Machinery and equipment, net	661	530
Deferred income taxes	193	166
Other assets	924	362
Total assets	$49,705	$34,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$24,262	$17,664
Accounts payable and accrued expenses (including due to affiliates of $94 and $79)	16,123	9,313
Note payable to National Patent Development Corporation	2,800	2,800
Total current liabilities	43,185	29,777

Interest rate collar	1	6
Total liabilities	43,186	29,783

Stockholders' equity
Common stock	193	173
Additional paid-in capital	9,359	8,552
Accumulated deficit	(2,468)	(3,495)
Accumulated other comprehensive income	135	184
Treasury stock, at cost	(700)	(700)
Total stockholders' equity	6,519	4,714
Total liabilities and stockholders’ equity	$49,705	$34,497

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$35,926	$28,938	$65,788	$57,890
Cost of goods sold (net of vendor allowances)	29,671	24,023	54,804	48,370
Gross margin	6,255	4,915	10,984	9,520

Selling, general and administrative expenses (net of vendor allowances)	(4,837)	(4,215)	(8,427)	(7,983)

Operating income	1,418	700	2,557	1,537

Other income (loss)	10	(1)	28	6

Interest expense	(515)	(476)	(858)	(869)

Income before income taxes	913	223	1,727	674

Income tax expense	(346)	(97)	(700)	(296)

Net income	$567	$126	$1,027	$378
Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge	(19)	33	(80)	103
Tax benefit (expense)	8	(14)	32	(41)

Comprehensive income	$556	$145	$979	$440

Net income per share:
Basic	$.04	$.01	$.07	$.03
Fully diluted	$.03	$.01	$.06	$.03

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Six months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,027	$378
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	172	150
Interest rate collar	5	16
Equity based compensation	180	-
Deferred tax provision	1	40

Changes in other operating items, net of effect of acquisition of Right-Way :
Accounts receivable	(8,342)	(6,181)
Inventory	(2,848)	889
Prepaid expenses and other current assets	93	357
Accounts payable and accrued expenses	6,809	1,718
Net cash used in operating activities	(2,903)	(2,713)

Cash flows used in investing activities:
Additions to property, plant and equipment	(303)	(109)
Acquisition of Right-Way	(3,399)	-
Cash used in investing activities	(3,702)	(109)
Cash flows from financing activities:
Net proceeds from short-term borrowings	6,598	2,822
Exercise of stock options	7	-
Net cash provided by financing activities	6,605	2,822

Net decrease in cash	-	-
Cash at beginning of period	3	3
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$799	$848
Income taxes	$59	$11

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Condensed Balance Sheet as of June 30, 2007 and the Consolidated Condensed Statements of Operations and Comprehensive Income and Cash Flows for the period ended June 30, 2007 and 2006 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2007 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves over 3,000 independent retail dealers in the Northeast and Mid Atlantic states. Five Star operates two distribution centers, located in Newington, CT and East Hanover, NJ.   All operations are coordinated from Five Star’s New Jersey headquarters.  At June 30, 2007, Five Star is a 58% owned subsidiary of National Patent Development Corporation (“NPDC”) and NPDC owns approximately 70% of the Company’s common stock assuming conversion of a convertible note of the Company held by a wholly-owned subsidiary of NPDC noted below (see Note 5(b)).

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expense.   These cost amounted to $1,444,000, $1,282,000, $2,744,000 and $2,511,000 for the three and six months ended June 30, 2007 and 2006, respectively.

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

Stock based compensation.  The Company accounts for stock based compensation pursuant to the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Under SFAS 123R, compensation cost recognized over the vesting period based on the fair value of the award at the grant date.

Reclassifications and adjustments.  As discussed in our 2006 Form 10-K, as the result of implementation of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements  (“SAB 108”) in the fourth quarter of 2006 the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors’ allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method, would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but, increased the 2006 beginning balance of the accumulated deficit by $325,000, net of deferred tax benefit of $215,000.  As a result of the implementation of SAB 108, the accompanying results of operations for the three and six months ended June 30, 2006 respectively, reflect increases of $37,000 and $80,000 to cost of goods sold, decreases of $15,000 and $32,000 to income tax expense and  decreases in net income of $22,000 and $48,000 from amounts previously reported.  There was no effect on earnings per share for the periods.

FASB Interpretation No. 48. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for the Company as of January 1, 2007.  The adoption of FIN 48 in the first quarter of 2007 did not have any effect on the accompanying 2007 financial statements.  The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal and state & local income taxes by the taxing authorities is open for years 2003 to 2006 and 2002 to 2006 respectively.

2.	Incentive stock plans

The Company has adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan, which was amended on January 1, 2002,  provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Although certain outstanding options have been granted under the 1994 Plan, options may no longer be granted under this plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), subject to the approval of the shareholders of Five Star.  Five Star expects to submit the 2007 Plan to its shareholders for approval at the Five Star 2007 Annual Stockholders Meeting.  Based upon NPDC’s intent to vote its shares of Five Star in favor of the 2007 Plan, which will assure its approval, the financial effect of all options and restricted stock issued under the 2007 Plan are reflected as if shareholder approval had been obtained prior to the date of grant. Under the 2007 Plan, Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On October 18, 2006, Five Star granted options to Bruce Sherman, the Chief Executive Officer of Five Star Group, Inc. (“Five Star Group”), the Company’s wholly-owned subsidiary, to purchase 400,000 shares of Five Star’s common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Sherman’s continued employment with Five Star as well as shareholder approval of the 2007 Plan. The EBITDA target, which was not considered to be probable of being achieved, and exercise price were modified in March 2007, as described below, effectively creating a new instrument and a new fair value for measurement of compensation.

On March 2, 2007, subject to shareholder approval of the 2007 Plan, Five Star granted options under the 2007 Plan to purchase 250,000 shares of Five Star’s common stock to Charles Dawson, an Executive Vice President of Five Star Group and another employee and increased the exercise price and EBITDA target of the 400,000 options granted to Mr. Sherman on October 18, 2006 as described above. The exercise price of the 650,000 options was equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that Mr. Sherman and Mr. Dawson continue to be employees of Five Star.   Five Star determined the estimated aggregate fair value of these options to be $185,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 110%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years. Achievement of performance criteria was determined as probable at March 31, 2007.  Therefore compensation expense of $15,400 and $20,600 was recognized with respect to these performance based criterias options for the three and six months ended June 30, 2007 respectively.

On April 5, 2007, Five Star also entered into a three-year employment agreement with Ronald Kampner, the principal of Right-Way Dealer Warehouse (see Note 8), to serve as Senior Vice President of Sales for Five Star.  In connection with the employment agreement, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock under the 2007 Plan, subject to shareholder approval. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment with Five Star Group. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $97,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 100.96%, dividend yield of 0%, risk free interest of 4.57% and expected life of 3 years.  At June 30, 2007, the Company determined that it was probable it would meet 2007 EBITDA targets and, accordingly, recorded a charge of $8,000 for the three and six months ended June 30, 2007.

Unrecognized compensation expense for unvested options at June 30, 2007 was $253,000.

A summary of the Company’s stock option activity as of June 30, 2007, and changes during the six months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16
Granted	450,000	.47
Exercised	(50,000)	.15		$17,500	*
Forfeited or Expired	(450,000)	.16
Outstanding at June 30, 2007	1,000,000	.42	3.3	219,000	*
Vested at June 30, 2007	150,000	.16	.3
Exercisable at June 30, 2007	150,000	.16	.3	72,500	*

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six month period ended June 30, 2007, 400,000 options outstanding as of January 1, 2006 were modified.

The weighted-average grant-date fair value of options granted and modified during the six month period ended June 30, 2007 was $.33.

On March 2, 2007, subject to shareholder approval, Five Star granted John C. Belknap, its President and Chief Executive Officer, 1,000,000 shares of restricted stock valued at $.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap’s continued employment with the Company or NPDC.  At June 30, 2007, Five Star determined that achievement of the performance criteria was probable and therefore compensation expense of $31,000 and $42,000, respectively, was recognized for the quarter and six months ended June 30, 2007. At June 30, 2007, $338,000 remains to be charged over the lesser of the remaining 32 months, or the term of employment.

3.           Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.87% at June 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at June 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At June 30, 2007 and December 31, 2006, approximately $24,262,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $6,054,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  At June 30, 2007, Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.  The fair value of the interest rate swap amounted to $241,000 and $320,000 at June 30, 2007 and December 31, 2006, respectively and is included in other assets in the accompanying balance sheets.

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

4.           Derivatives and hedging activities

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  During the three and six months ended June 30, 2007 the Company recognized a gain of $6,000 and $5,000 respectively and  for the three and six months ended June 30, 2006 recognized a loss of $11,000 and $16,000 respectively as part of other income, for the changes in the fair value of the interest rate collar.

5.           Related party transactions

(a)  Management agreement

NPDC provides legal, tax, financial, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement.  For the three and six months ended June 30, 2007, the total fee was $153, 000 and $236,000, respectively. During the three and six months ended June 30, 2006 the fee was $92,500 and $185,000 respectively. The amounts include $16,666 per month for Mr. Feldman’s (NPDC’s Chief Executive Officer) service to the Company effective October 1, 2004, through May 31, 2007, the termination of Mr. Feldman’s contract.

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

On March 2, 2007, the Company and JL amended the Extended Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Extended Note, at its option, may convert the principal of the Extended Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Extended Note to eliminate the Company’s right to prepay the Extended Note prior to maturity.  The Company also granted JL certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Extended Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and JL.  The fair value of the Extended Note before the amendment approximated its fair value after the amendment; therefore, no gain or loss was recognized as the result of the modification.  For the quarter ended  June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006,  the Company incurred interest expense of $63,000 and $126,000, respectively.

6.           Earnings per share

Earnings per share (EPS) for the quarter and six months ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Basic EPS

Net income	$567	$126	$1,027	$378

Weighted average shares outstanding	16,360	14,396	15,481	14,396

Basic earnings per share	$.04	$.01	$.07	$.03

Diluted EPS
Net income	$567	$126	$1,027	$378
Impact of assumed conversion of the Extended Note	38		50
Income available to common stockholders after assumed conversions	$605	$126	$1,077	$378

Weighted average shares outstanding	16,360	14,396	15,481	14,396
Dilutive effect of stock options	800	377	403	327
Shares issued on conversion of Extended Note	2,702		1,243
Diluted weighted average shares outstanding	19,861	14,773	17,127	14,723

Diluted earnings per share	$.03	$.01	$.06	$.03

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, adjusted for the issuance of common shares upon the exercise for all potential dilutive stock options using the treasury stock method and upon the conversion of the Extended Note.

7.           Capital transactions

Changes in Stockholders’ equity for the six months ended June 30, 2007, are as follows (in thousands):

Balance, January 1, 2007	$4,714
Net income	1,027
Exercise of stock options	7
Issuance of common stock	720
Equity based compensation expense	100
Decrease in value of interest rate swap, net of tax	(49)

Balance, June 30, 2007	$6,519

On March 2, 2007, John C. Belknap was elected as a director of Five Star.  Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of NPDC since October 20, 2006 and has been an employee of NPDC since December 1, 2006.  The services of NPDC employees are included in the monthly management fee charged to the Company by NPDC.  See Note 2 for restricted shares granted to Mr. Belknap.

Mr. Leslie Flegel was named a Director of NPDC on March 2, 2007 and appointed as Chairman of Five Star.  Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  Pursuant to the agreement between Mr. Flegel and NPDC described below, if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to the FS Agreement is less than $280,000 on the last day of the term of the FS Agreement, Mr. Flegel may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement.  The charge for the quarter and six months ended June 30, 2007 was $60,000 and $80,000 respectively.  The issuance of the Five Star shares reduced NPDC’s ownership of Five Star from 64% to 58%.

On March 2, 2007, NPDC and Mr. Flegel entered into an agreement (the “NPDC Agreement”) pursuant to which NPDC sold Mr. Flegel 200,000 shares of its common stock at a price of $2.40 per share, or $480,000 in the aggregate.  Mr. Flegel has the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock.  The value of the option to convert the NPDC stock held by Mr. Flegel into shares of the Company is being recognized as compensation expense by Five Star over the three-year term of the FS Agreement. For the three and six months ended June 30, 2007, the Company recognized a compensation expense of approximately $21,000 and $28,000 respectively.

8.           Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by the Company. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations.  The Company acquired the assets of Right-Way in order to increase its presence and market share in its current geographic area.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock (see Note 2).

The results of operations of Right-Way are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of the Right-Way as if it had occurred on January 1, 2006. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by the Company.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)

	Six months ended June 30,		Three months ended
	2007	2006	June 30, 2006
Sales	$70,122	$80,074	$40,624
Net income (loss)	392	429	319

Earnings (loss) per share:
Basic	.03	.03	.02
Fully-diluted	.02	.03	.02

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Five Star operates in the Home Improvement market, which has grown in recent years and for which the National Retail Hardware Association predicts average annual industry growth of approximately 5.7% for the next several years.  Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers.    Management of the Company believes that the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

To further expand, Five Star is considering strategies intended to grow its revenue base in the Northeast and Mid-Atlantic States through internal initiatives and to acquire complementary distributors outside its current geographic area.  There is no assurance that these growth plans can be executed and, if executed, will be successful from an operational or financial standpoint.  These plans could require capital beyond the funds presently available to Five Star.

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock under the 2007 Plan, which is subject to the approval of stockholders of Five Star. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment.  At June 30, 2007, the Company determined that it was probable it would meet 2007 EBITDA targets and accordingly recorded a charge of $8,000 for the quarter and six months ended June 30, 2007.

Results of Operations for the quarter and six months ended June 30, 2007 and 2006

The Company had income before income taxes of $913, 000 and $1,727,000 for the quarter and six months ended June 30, 2007, as compared to income before income taxes of $223,000 and $674,000 for the quarter and six months ended June 30, 2006.  The increase in income before income taxes for the quarter ended June 30, 2007 was primarily the result of an increase in sales of $6,988,000, which resulted in increased gross margin of $1,340,000, partially offset by an overall increase in selling, general and administrative expenses of $622,000.  The increase in income before income taxes for the six months ended June 30, 2007 was primarily the result of an increase in sales of $7,898,000, which resulted in increased gross margin of $1,464,000, partially offset by an overall increase in selling, general and administrative expenses of $444,000.

Sales

The Company had sales of $35,926,000 and $65,788,000 for the quarter and six months ended June 30, 2007, respectively, as compared to sales of $28,938,000 and $57,890,000 for the quarter and six months ended June 30, 2006, respectively.  The increase in sales for the quarter and six months ended June 30, 2007 of $6,988,000 and $7,898,000, respectively, was the result of $1,440,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey- New York regions due to the increase in business from Right-Way’s customer base as well as an overall increase in business from the traditional customer base.

Gross margin

Gross margin increased to $6,255,000, or 17.4% of net sales, for the quarter ended June 30, 2007, as compared to $4,915,000, or 17% of net sales, for the quarter ended June 30, 2006. Gross margin for the six months ended June 30, 2007 increased to $10,984,000 or 16.7% of net sales as compared to $9,520,000 or 16.4% of net sales for the six months ended June 30, 2006. The increase in gross margin dollars for the quarter and six months ended June 30, 2007 of $1,340,000 and $1,664,000 respectively was the result of increased sales and the increased gross margin percentage.  The gross margin percentage increased due to increased vendor allowances earned in the period, partially offset by reduced margins earned on the sale of Cabot exterior stain products.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,837,000 for the quarter ended June 30, 2007, as compared to $4,215,000 for the quarter ended June 30, 2006 and $8,427,000 for the six months ended June 30, 2007, as compared to $7,985,000 for the six months ended June 30, 2006.  The increase in SG&A expenses for the quarter and six months ended June 30, 2007 of $622,000 and $444,000, respectively, was primarily attributable to increased delivery expense and sales commissions due to increased sales, increased general and administrative expenses primarily related to the acquisition and operations of Right-Way and increased professional fees, partially offset by increased vendor marketing allowances recognized in the periods.

Other income / (loss)

The Company had Other income (loss) of $10,000 for the quarter ended June 30, 2007, as compared to a loss of ($1,000) for the quarter ended June 30, 2006. The increase in Other income was primarily a result of the Company recognizing income related to service charges on delinquent accounts which was offset by the Company recognizing a reduced loss on the change in the fair value of the interest rate collar of $11,000 in 2007 as compared to 2006.

The Company had Other income (loss) of $28,000 for the six months ended June 30, 2007, as compared to Other income (loss) of $6,000 for the six months ended June 30, 2006.  The increase in Other income was primarily a result of the Company recognizing income related to service charges on delinquent accounts which was also impacted by the Company recognizing a gain of $5,000 on the change in the fair value of the interest rate collar for the six months ended June 30, 2007 versus the Company recognizing a loss of $16,000 for the changes in the value of the interest rate collar for the six months ended June 30, 2006.

Interest expense

The Company had interest expense of $515,000 and $858,000 for the quarter and six months ended June 30, 2007, respectively, as compared to interest expense of $476,000 and $869,000 for the quarter and six months ended June 30, 2006.  The increase in interest expense for the quarter ended June 30, 2007 was a result of an increase in average short-term borrowings on the current credit facility and continued increases in interest rates.

Income taxes

The effective income tax rate was approximately 37.9% and 40.5% for the three months and six months ended June 30, 2007, respectively.  This is compared to an effective income tax rate of approximately 43.1% and 43.5% for the three months and six months ended June 30, 2006, respectively.  The lower effective tax rate in 2007 is mainly attributable to the revision of the expected annual effective tax rate.

Financial condition

The increase in inventory, accounts receivables and accounts payable are the result of the Right-Way cash and carry business, increased sales volume and seasonal fluctuations.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash of $3,000.  Management believes that the current borrowing availability on the Company’s credit facility will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.  However, the Company is restricted from either upstreaming cash to or receiving cash from NPDC under the terms of the Loan Agreement referenced below. At June 30, 2007, the Company’s working capital increased by $1,081,000 from $3,662,000 to $4,743,000, which was primarily due to increased accounts receivable and inventory. For the six months ended June 30, 2007 net cash used in operating activities amounted to $2,903,000 which was primarily attributable to increases in accounts receivable, inventory, in excess of the increases in accounts payable and accrued expenses. The increase in inventory, accounts receivables and accounts payable are the result of increased sales volume and seasonal fluctuations. In addition, for the six months ended June 30, 2007 cash flow used in investing activities was $3,702,000, which was comprised of $3,399,000 related to the purchase of substantially all the assets of Right-Way and $303,000 of additions to Property, plant and equipment. During the six months ended June 30, 2007 cash flow used in operating and investing activities was funded from the net proceeds of short term borrowings under the company’s credit facility of $6,598,000.

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.87 % at June 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at June 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks.  At June 30, 2007 and December 31, 2006, approximately $24,262,000 and $17,644,000 was outstanding under the Loan Agreement and approximately $6,054,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of the Company’s assets are pledged as collateral for these borrowings.  Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of June 30, 2007 the Company was in compliance with all required covenants.

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

The fair value of the interest rate swap amounted to $241,000 and $320,000 at June 30, 2007 and December 31, 2006, respectively and is included in Other assets in the accompanying balance sheets.

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

The Company’s wholly-owned subsidiary, Five Star Group, issued the JL Note, payable to JL, a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS on November 24, 2004. The JL Note bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”). In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of one percent of the note’s outstanding balance, or $28,000. In addition, the interest rate on the Extended Note was increased to 9%. On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007. In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006. The interest rate on the Extended Note remained at 9%. The balance of the Extended Note was $2,800,000 as of June 30, 2007.

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

Item 4.           Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits
Exhibit No.		Description
10.1
Agreement of Lease, dated as of April 5, 2007, between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, NY (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.2
Employment Agreement, dated as of April 5, 2007, between Five Star Group, Inc. and Ronald Kampner (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.3
Amendment to Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, New York, agreed upon and entered into on June 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 14, 2007)

23	*	Consent of Eisner LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

_____________________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

DATE: August 14, 2007	/s/ John C. Belknap
John C. Belknap
Chief Executive Officer, President and Director

DATE: August 14, 2007	/s/ Ira J. Sobotko
Ira J. Sobotko
Senior Vice President, Finance