Form 10-Q
period 2007-09-30
FIVE STAR PRODUCTS INC
filed 2007-11-14
CIK 922408

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares outstanding of each of issuer's classes of common stock as of November 12, 2007:

Common Stock, par value $0.01 per share                             16,509,577 shares

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I. Financial Information
		Page No.
Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets -
	September 30, 2007 and December 31, 2006	1

	Consolidated Condensed Statements of Operations
	and Comprehensive Income -
	Three Months and Nine Months Ended September 30, 2007 and 2006	2

	Consolidated Condensed Statements of Cash Flows -
	For the Nine Months Ended September 30, 2007 and 2006	3

	Notes to Consolidated Condensed Financial
	Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21
Part II. Other Information
Item 6.	Exhibits	22

Signatures		23

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash	$3	$3
Accounts receivable, net	16,432	10,520
Inventory	25,090	21,744
Deferred income taxes	623	652
Prepaid expenses and other current assets	449	520
Total current assets	42,597	33,439

Machinery and equipment, net	664	530
Deferred income taxes	193	166
Other assets	638	362
Total assets	$44,092	$34,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$ 19,339	$ 17,664
Accounts payable and accrued expenses (including due to affiliates of $70 and $79)	15,071	9,313
Note payable to National Patent Development Corporation	2,800	2,800
Total current liabilities	37,210	29,777

Interest rate collar	0	6
Total Liabilities	37,210	29,783

Stockholders' equity
Common stock	195	173
Additional paid-in capital	9,462	8,552
Accumulated deficit	(2,152)	(3,495)
Accumulated other comprehensive income	77	184
Treasury stock, at cost	(700)	(700)
Total stockholders' equity	6,882	4,714
Total liabilities and stockholders’ equity	$44,092	$34,497

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Sales	$32,939	$27,666	$98,726	$85,556
Cost of goods sold	26,955	23,382	81,758	71,772
Gross margin	5,984	4,284	16,968	13,784

Selling, general and administrative expenses	(4,983)	(3,855)	(13,410)	(11,818)

Operating income	1,001	429	3,558	1,966

Other income	6	42	34	48

Interest expense	(457)	(416)	(1,315)	(1,285)

Income before income taxes	550	55	2,277	729

Income tax expense	(234)	(25)	(934)	(321)

Net income	$316	$30	$1,343	$408

Other comprehensive loss net of tax:
Change in value of cash flow hedge	(98)	(148)	(178)	(45)
Tax benefit	39	59	71	18

Comprehensive income (loss)	$257	$(58)	$1,236	$381
Net income per share
Basic	$.02	$.00	$.09	$.03
Diluted	$.02	$.00	$.08	$.03

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,343	$408
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	272	236
Interest rate collar	(6)	(11)
Equity based compensation	321
Deferred tax benefit	73	2
Accounts receivable	(4,726)	(3,810)
Inventory	(1,132)	1,733
Prepaid expenses and other current assets	197	300
Accounts payable and accrued expenses	5,758	3,151
Net cash provided by operating activities	2,100	2,009

Cash flows used in investing activities:
Additions to property, plant and equipment	(406)	(115)
Acquisition of Right-Way	(3,400)	-
Cash used in investing activities	(3,806)	(115)

Cash flows from financing activities:
Net proceeds from (repayment) of short-term borrowings	1,675	(1,894)
Exercise of stock options	31	-
Net cash provided by (used in) financing activities	1,706	(1,894)
Net decrease in cash	-	-
Cash at beginning of period	3	3
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,294	$1,297
Income taxes	$ 60	$ 12

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Condensed Balance Sheet as of September 30, 2007 and the Consolidated Condensed Statements of Operations and Comprehensive Income and Cash Flows for the three and nine month periods ended September 30, 2007 and 2006 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2007 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products.  The Company serves over 3,000 independent retail dealers in the Northeast and Mid Atlantic states. Five Star operates two distribution centers located in Newington, CT and East Hanover, NJ.   All operations are coordinated from Five Star’s New Jersey headquarters.  At September 30, 2007, Five Star is a 57% owned subsidiary of National Patent Development Corporation (“NPDC”) and NPDC owns approximately 70% of the Company’s common stock assuming conversion of a convertible note of the Company held by a wholly-owned subsidiary of NPDC noted below (see Note 5(b)).

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expense.   These costs amounted to $1,373,000, $4,117,000, $1,258,000 and $3,769,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Inventory. Inventory is valued at the lower of cost, using the first in, first-out (FIFO) method, or market.  Inventory consists solely of finished products.

Stock based compensation.  The Company accounts for stock based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Reclassifications and adjustments.  As discussed in our 2006 Form 10-K, as the result of implementation of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements  (“SAB 108”), in the fourth quarter of 2006 the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors’ allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method, would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but increased the 2006 beginning balance of the accumulated deficit by $325,000, net of deferred tax benefit of $215,000.  As a result of the implementation of SAB 108, the accompanying results of operations for the three and nine months ended September 30, 2006 respectively, reflect increases of $35,000 and $115,000 to cost of goods sold, decreases of $14,000 and $46,000 to income tax expense and  decreases in net income of $21,000 and $69,000 from amounts previously reported.  There was no effect on earnings per share for the periods.

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

On October 18, 2006, Five Star granted options to Bruce Sherman, the Chief Executive Officer of Five Star Group, Inc. (“Five Star Group”), the Company’s wholly-owned subsidiary, to purchase 400,000 shares of Five Star’s common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Sherman’s continued employment with Five Star as well as shareholder approval of the 2007 Plan. The EBITDA target and exercise price were modified in March 2007, as described below, effectively creating a new instrument and a new fair value for measurement of compensation.

On March 2, 2007, subject to shareholder approval of the 2007 Plan, Five Star granted options under the 2007 Plan to purchase an aggregate of 250,000 shares of Five Star’s common stock to Charles Dawson, an Executive Vice President of Five Star Group, and another employee and increased the exercise price and modified EBITDA target of the 400,000 options granted to Mr. Sherman on October 18, 2006 as described above. The exercise price of the 650,000 options was equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that Mr. Sherman and Mr. Dawson continue to be employees of Five Star.   Five Star determined the estimated aggregate fair value of these options to be $185,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 110%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years. Achievement of performance criteria was determined as probable at March 31, 2007.  Therefore, compensation expense of $15,000 and $36,000 was recognized with respect to these performance based criteria options for the three and nine months ended September 30, 2007 respectively.

On July 17, 2007, subject to shareholder approval of the 2007 Five Star Plan, Five Star granted options under the 2007 Five Star Plan to purchase 125,000 shares of Five Star’s common stock to an executive officer of the Company.  The exercise price of the 125,000 options was equal to $0.78, the average of the closing bid and asked prices of the common stock on July 17, 2007.  The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the option holder continues to be an employee of Five Star.  Five Star determined the estimated aggregate fair value of these options on the date of grant to be $62,000 based on the Black-Scholes valuation model and recorded compensation expense of $3,000 for the three and nine months ended September 30, 2007.

On April 5, 2007, Five Star also entered into a three- year employment agreement with Ronald Kampner, the principal of Right-Way Dealer Warehouse (see Note 8) to serve as Senior Vice President of Sales for Five Star.  In connection with the employment agreement, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock with an exercise price of $ 0.75 under the 2007 Plan, subject to shareholder approval. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment with Five Star Group. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $97,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 100.96%, dividend yield of 0%, risk free interest of 4.57% and expected life of 3 years.  At September 30, 2007, the Company determined that it was probable it would meet 2007 EBITDA targets and, accordingly, recorded a charge of $8,000 and $16,000 for the three and nine months ended September 30, 2007, respectively.

Unrecognized compensation expense for unvested options at September 30, 2007 was $288,000.

A summary of the Company’s stock option activity as of September 30, 2007, and changes during the nine months then ended, which includes option activity described above, is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16
Granted	575,000	.43
Exercised	(200,000)	.16
Forfeited or Expired	(450,000)	.14
Outstanding at September 30, 2007	975,000	.51	3.64	$175,500	*
Vested at September 30, 2007	0	0
Exercisable at September 30, 2007	0	0

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the nine month period ended September 30, 2007, 400,000 options outstanding as of January 1, 2006 were modified.

The weighted-average grant-date fair value of options granted and modified during the nine month period ended September 30, 2007 was $0.35.

On March 2, 2007, subject to shareholder approval, Five Star granted John C. Belknap, its President and Chief Executive Officer, 1,000,000 shares of restricted stock valued at $0.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap’s continued employment with the Company and NPDC.  At September 30, 2007, Five Star determined that achievement of the performance criteria was probable and therefore compensation expense of $31,000 and $73,000, respectively, was recognized for the quarter and nine months ended September 30, 2007. At September 30, 2007, $307,000 remains to be charged over the lesser of the remaining 29 months, or the term of employment.

3.           Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.88% at September 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at September 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At September 30, 2007 and December 31, 2006, approximately $19,339,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $7,587,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  At September 30, 2007, Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.  The fair value of the interest rate swap amounted to $142,000 and $320,000 at September 30, 2007 and December 31, 2006, respectively, and is included in other assets in the accompanying balance sheets.

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

4.           Derivatives and hedging activities
The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  During the three and nine months ended September 30, 2007 the Company recognized a gain of $ 1,000 and  $5,000  and for the  three and nine months ended September 30, 2006 recognized a gain of $27,000 and $11,000, respectively as part of other income, for the changes in the fair value of the interest rate collar.

5.           Related party transactions

(a)  Management agreement

NPDC provides legal, tax, financial business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement.  For the three and nine months ended September 30, 2007, the total fee was $145,000 and $381,000, respectively. During the three and nine months ended September 30, 2006 the fee was $92,500 and $277,500 respectively. The amounts include $16,666 per month for Mr. Feldman’s (NPDC’s Chief Executive Officer) service to the Company effective October 1, 2004, through May 31, 2007, the termination of Mr. Feldman’s contract.

(b) Note payable to JL Distributors, Inc.

The Company’s wholly-owned subsidiary, Five Star Group, Inc. (“Five Star Group”), issued an unsecured note (the “JL Note”) payable to JL Distributors, Inc. (“JL”), a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GP Strategies Corp. on November 24, 2004.  The JL Note bore interest at 8% payable quarterly, and matured on June 30, 2005.  On June 30, 2005, the Company and NPDC agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”).  In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of one percent of the note’s outstanding balance, or $28,000.  In addition, the interest rate on the Extended Note was increased to 9%.  On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007.  In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006.  The interest rate on the Extended Note remained at 9%.

The Extended Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the “Subordination Agreement”) between Five Star Group and JL dated June 20, 2003.  The Subordination Agreement permits the annual repayment of principal under certain circumstances.

On March 2, 2007, the Company and JL amended the Extended Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Extended Note, at its option, may convert the principal of the Extended Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Extended Note to eliminate the Company’s right to prepay the Extended Note prior to maturity.  The Company also granted JL certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Extended Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and JL.  The fair value of the Extended Note before the amendment approximated its fair value after the amendment; therefore, no gain or loss was recognized as the result of the modification.  For the quarter ended  September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006,  the Company incurred interest expense of $63,000 and $189,000, respectively.

6.           Earnings per share

Earnings per share (EPS) for the quarter and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three months		Nine months
	ended Sept 30,		Ended Sept 30,
	2007	2006	2007	2006
Basic EPS
Net income	$316	$30	$1,343	$408

Weighted average shares outstanding	16,435	14,396	15,775	14,396

Basic earnings per share	$.02	$.00	$.09	$.03

Diluted EPS
Net income	$316	$30	$1,343	$408
Impact of assumed conversion of the Extended Note	38		88
Income available to common stockholders after assumed conversions	$354	$30	$1,431	$408

Weighted average shares outstanding	16,435	14,396	15,775	14,396
Dilutive effect of stock options	793	232	481	288
Weighted average shares issued on conversion of Extended Note	3,171		1,863
Diluted weighted average shares outstanding	20,399	14,628	18,119	14,684

Diluted earnings per share	$.02	$.00	$.08	$.03

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

7.                 Capital transactions

Changes in Stockholders’ equity for the nine months ended September 30, 2007, are as follows (in thousands):

Balance, January 1, 2007	$4,714
Net income	1,343
Exercise of stock options	31
Issuance of common stock	720
Equity based compensation expense	181
Decrease in value of interest rate swap, net of tax	(107)

Balance, September 30, 2007	$6,882

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

Mr. Leslie Flegel was named a Director of NPDC on March 2, 2007 and appointed as Chairman of Five Star.  Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  Pursuant to the agreement between Mr. Flegel and NPDC described below, if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to the FS Agreement is less than $280,000 on the last day of the term of the FS Agreement, Mr. Flegel may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement.  The charge for the quarter and nine months ended September 30, 2007 was $60,000 and $140,000 respectively.  The issuance of the Five Star shares reduced NPDC’s ownership of Five Star from 64% to 58%, which was further reduced to 57% during three months ended September 31, 2007, by issuance of common shares pursuant to exercise of options.

On March 2, 2007, NPDC and Mr. Flegel entered into an agreement (the “NPDC Agreement”) pursuant to which NPDC sold Mr. Flegel 200,000 shares of the its common stock at a price of $2.40 per share, or $480,000 in the aggregate.  Mr. Flegel has the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock.  The value of the option to convert the NPDC stock held by Mr. Flegel into shares of the Company is being recognized as compensation expense by Five Star over the three-year term of the FS Agreement. For the three and nine months ended September 30, 2007, the Company recognized a compensation expense of approximately $22,000 and $51,000 respectively.

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

The results of operations of Right-Way, are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of the Right-Way as if it had occurred on January 1, 2006. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by the Company.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)

	Nine months ended Sept 30,		Three months ended
	2007	2006	September 30, 2006
Sales	$103,060	$118,177	$38,102
Net income (loss)	708	407	(22)

Earnings (loss) per share:
Basic	.04	.03	.00
Diluted	.04	.03	.00

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Resultsof Operations

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) or an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, Five Star Group, Inc., due to the loss of business from significant customers or otherwise.

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

Overview

Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

Five Star operates in the Home Improvement market. Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers.    Management of the Company believes that the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

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

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock under the 2007 Plan, which is subject to the approval of stockholders of Five Star. The options will vest if the Company meets certain EBITDA targets over the next three years and upon employee’s continued employment.  At September 30, 2007, the Company determined that it was probable it would meet 2007 EBITDA targets and accordingly recorded a charge of $8,000 and $16,000 for the quarter and nine months ended September 30, 2007, respectively.

Results of Operations

The Company had income before income taxes of $550,000 for the quarter ended September 30, 2007, as compared to income before income taxes of $55,000 for the quarter ended September 30, 2006.  The increase in income before income taxes for the quarter ended September 30, 2007 was primarily a result of an increase in sales of  $5,273,000 which resulted in increased gross margin of $1,700,000, partially offset by an overall increase in selling, general and administrative expenses of $1,128,000.  The increase in income before income taxes for the nine months ended September 30, 2007 was primarily the result of an increase in sales of $13,170,000, increased gross margin of $3,164,000, partially offset by an overall increase in selling, general and administrative expenses of $1,572,000. Gross margin for both quarter and nine months September 30, 2007 favorably impacted by the increased vendor allowances.

The Company had income before income taxes of $2,277,000 for the nine months ended September 30, 2007, as compared to income before income taxes of $729,000 for the nine months ended September 30, 2006.  The increase in income before income taxes for the nine months ended September 30, 2007 was the result of an overall increase in sales and increase in margin impacted by increased vendor allowances due to estimated growth levels.

Sales

The Company had sales of $32,939,000 and $98,726,000 for the quarter and nine months ended September 30, 2007 respectively, as compared to sales of $27,666,000 and $85,556,000 for the quarter and nine months ended September 30, 2006, respectively.  The increase in sales for the quarter and nine months ended September 30, 2007 of $5,273,000 and $13,170,000, respectively, was the result of $1,556,000 and $2,996,000 respectively of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey- New York regions due to the increase in business from Right-Way’s customer base as well as an overall increase in business from the traditional customer base.

Gross margin

Gross margin increased to $5,984,000, or 18.2% of net sales, for the quarter ended September 30, 2007, as compared to $4,284,000, or 15.5% of net sales, for the quarter ended September 30, 2006.  The increase in gross margin dollars for the quarter ended September 30, 2007 was a direct result of increased sales and the increased gross margin percentage was primarily the result of increased vendor allowances during the period as a result of the Company estimating it will achieve growth volume thresholds with its vendors during the year, as well as reduced warehouse expenses as a percentage of sales. Gross margin for the nine months ended September 30, 2007 increased to $16,968,000 or 17.2% of net sales as compared to $13,804,000 or 16.1% of net sales. The increase in gross margin percentage for the quarter and nine months ended September 30, 2007 was attributable principally to increased vendor allowances recognized during the periods related to estimated purchase volume for the year and reduced warehouse expenses as a percentage of sales,  partially offset by reduced margins earned on the sale of Cabot exterior stain products.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,983,000 for the quarter ended September 30, 2007, as compared to $3,855,000 for the quarter ended September 30, 2006.  The Company had selling, general and administrative (SG&A) expense of $13,410,000 for the nine months ended September 30, 2007, as compared to $11,838,000 for the nine months ended September 30, 2006.  The increase in SG&A expenses for the quarter and nine months ended September 30, 2007 of $1,128,000 and $1,572,000, respectively was primarily attributable to increased delivery expense and sales commissions due to increased sales, increased general and administrative expenses primarily related to the acquisition and operations of Right-Way and increased professional fees, partially offset by increased vendor marketing allowances recognized in the periods.

Other income/(loss)

The Company had Other income of $6,000 for the quarter ended September 30, 2007, as compared to Other income of $42,000 for the quarter ended September 30, 2006. The decrease in other income was a result of the Company recognizing a gain of $27,000 for the quarter ended September 30, 2006 due to changes in the fair value of the interest rate collar as well as an increase in other income as a result of late charge income related to receivables that were delinquent.

The Company had Other income of $34,000 for the nine months ended September 30, 2007 as compared to Other income of $ 48,000 for the nine months ended September 30, 2006. The decrease in Other income was primarily the result of the Company recognizing a gain of $6,000 for the nine months ended September 30, 2007 and a gain of $12,000 for the nine months ended September 30, 2006 for changes in the fair value of the interest rate collar, which was further impacted by the Company recognizing late charge income related to receivables that were delinquent for the respective periods.

Interest expense

The Company had interest expense of $457,000 and $1,315,000 for the quarter and nine months ended September 30, 2007, respectively, as compared to interest expense of $416,000 and $1,285,000 for the quarter and nine months ended September 30, 2006, respectively.  The increase in interest expense for the quarter and nine months ended September 30, 2007 was a result of an increase in average short-term borrowings on the current credit facility and an increase in interest rates.

Income taxes

The effective income tax rate was approximately 42.1% and 40.9% for the three months and nine months ended September 30, 2007, respectively.  This is compared to an effective income tax rate of approximately 43.3% and 43.5% for the three months and nine months ended September 30, 2006, respectively.  The lower effective tax rate in 2007 is mainly attributable to increased profitability in 2007.

Liquidity and Capital Resources

At September 30, 2007, the Company had cash of $3,000.  Management believes that the current borrowing availability on the Company’s credit facility, which was $7,587,000 on September 30, 2007, will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.  At September 30, 2007, the Company’s working capital increased by $1,725,000 from $3,662,000 at December 31, 2006 to $5,387,000 at September 30, 2007, which was primarily due to increased accounts receivable and inventory.  For the nine months ended September 30, 2007 net cash provided by operating activities amounted to $ 2,100,000 which was negatively impacted by increases in accounts receivable and inventory, offset by  the increases in accounts payable and accrued expenses. The increase in inventory and accounts receivables and accounts payable are the result of increased sales volume and seasonal fluctuations. In addition, for the nine months ended September 30, 2007 cash flow used in investing activities was $3,806,000, which was comprised of $3,400,000 related to the purchase of substantially all the assets of Right-Way and $406,000 of additions to property, plant and equipment. During the nine months ended September 30, 2007 cash flow used in operating and investing activities was funded from the net proceeds of short term borrowings under the company’s credit facility of $1,675,000.

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc., obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group, Inc. to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.88 % at September 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at September 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star Group, Inc. achieves and maintains certain performance benchmarks.  At September 30, 2007 and December 31, 2006, approximately $19,339,000 and $17,644,000 was outstanding under the Loan Agreement and approximately $7,587,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of the Company’s assets are pledged as collateral for these borrowings.  Under the Loan Agreement the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of September 30, 2007 the Company was compliance with the all required covenants.

In connection with the Loan Agreement, Five Star Group also entered into a derivative transaction with the Lender on June 20, 2003.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The fair value of the interest rate swap amounted to $ 142,000 and $ 320,000 at September 30, 2007 and December 31, 2006, respectively and is included in Other assets in the accompanying balance sheets.

On June 17, 2004, Five Star Group has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000.  The transaction consists of an interest rate floor of 2.25%, whereby if LIBOR is below 2.25%, the Lender will pay to Five Star Group the difference between LIBOR and 2.25%, on the same notional principal amount.  The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

The Company’s wholly-owned subsidiary, Five Star Group, issued the JL Note, payable to JL, a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GP Strategies Corp. on November 24, 2004. The JL Note bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”). In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of one percent of the note’s outstanding balance, or $28,000. In addition, the interest rate on the Extended Note was increased to 9%. On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007. In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006. The interest rate on the Extended Note remained at 9%. The balance of the Extended Note was $2,800,000 as of September 30, 2007.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.		Description
10.1
Stock Option Agreement dated as of July 30, 2007 between National Patent Development Corporation and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by National Patent Development Corporation on November 14, 2007)

10.2
Stock Option Agreement dated as of July 17, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by National Patent Development Corporation on November 14, 2007)

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*
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

FIVE STAR PRODUCTS, INC.

DATE: November 14, 2007	John C. Belknap
Chief Executive Officer, President and Director
President

DATE: November 14, 2007	Ira J. Sobotko
Senior Vice President, Finance