Form 10-K
period 2007-12-31
FIVE STAR PRODUCTS INC
filed 2008-03-31
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to _______

  Commission File Number 333-78252

  FIVE STAR PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3729186
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

10 East 40th Street, Suite 3110, New York, NY 10016

(646) 742−1600

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $3,149,000

As of March 16, 2008, 16,509,577 shares of the registrant’s common stock were outstanding.

Certain information omitted from Part III of this report is incorporated by reference into Part III of this report from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders or by an amendment to this report on Form 10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the our control, which could cause actual results,  performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Examples of events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, the loss of our key personnel, including members of our executive management team; increased competition; changes in the economic climate and employment in the market areas in which we operate; and the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks. Although we have taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  Business.

General Development of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star also services the Mid-Atlantic States, as far south as North Carolina. Five Star operates two distribution centers, located in Newington, Connecticut and East Hanover, New Jersey. All operations are coordinated from Five Star’s New Jersey headquarters. At December 31, 2007, Five Star is a majority owned subsidiary of National Patent Development Corporation (“NPDC”), which as of December 31, 2007 owns 57% of the Company’s common stock. At March 25, 2008, NPDC owned approximately 76.4% of the Company’s then outstanding common stock (see Note 14 to the Consolidated Financial Statements).

The Company currently has outstanding a $2,800,000 unsecured promissory note (the “Promissory Note”) held by a wholly-owned subsidiary of NPDC. The Promissory Note originally bore interest at a rate of 8% per annum, payable quarterly, and matured on June 30, 2005. On June 30, 2005, the Company and NPDC agreed to extend the Promissory Note for a one-year term maturing on June 30, 2006. In consideration for NPDC extending the Promissory Note, the Company paid NPDC a fee of $28,000, representing one percent of the Promissory Note’s then outstanding balance. In addition, the interest rate on the Promissory Note was increased to 9% per annum. On July 28, 2006, the Company and NPDC agreed to extend the Promissory Note for a further one-year term maturing on June 30, 2007. In consideration for NPDC further extending the Promissory Note, during July 2006, the Company paid NPDC a fee of $28,000, representing one percent of the Promissory Note’s outstanding balance. The interest rate on the Promissory Note remained at 9% per annum.

On March 2, 2007, the Company entered into an amendment to the Promissory Note with NPDC (the “March 2007 Amendment”). Pursuant to the March 2007 Amendment, the maturity date of the Promissory Note was further extended from June 30, 2007 to June 30, 2009; the interest rate on the Promissory Note remains at 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at NPDC’s option into shares of the Company’s common stock at a price of $0.40 per share, subject to adjustment for stock splits, stock dividends, combinations, reorganization and other similar recapitalizations. The Company no longer has the right to prepay the Promissory Note prior to maturity.

NPDC provides finance, tax, business development, insurance and employee benefit administration services to the Company for a fee that is currently, and was from April 2007 through December 2007 $40,000 per month. The fee for the three months ended March 31, 2007 was approximately $28,000 per month.  The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof.

On April 5, 2007, the Company acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of $200,000 were incurred by the Company.  The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations

Upon closing of the transaction, the Company leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of the Company also entered into an employment agreement with Ronald Kampner, the principal of Right-Way.

The Company offers products from leading manufacturers such as Valspar/Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, Newell/Irwin, USG, Stanley Tools, Minwax and 3M Company. The Company distributes its products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. The Company has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of the Company’s success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

As one of the largest distributors of paint sundry items in the Northeast, the Company enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables the Company to compete as a “low cost” provider. The Company uses a fully computerized warehouse system to track all facets of its distribution operations. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. The Company is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

Customers

Our largest customer accounted for approximately 5.9% of our sales in 2007 and our 10 largest customers accounted for approximately 20% of sales. All such customers are unaffiliated and we do not have a long-term contractual relationship with any of them.

Management Information System

All of our inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM iSeries computer system. In addition, our software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of our operations. We also maintain a salesperson-order-entry system, which allows the salesperson to scan product information and then download the information to a hand held device. The hand held device contains all product and customer information and interacts with the iSeries.

Purchasing

We rely heavily upon our purchasing capabilities to gain a competitive advantage relative to our competitors. Our capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is an essential component of our service, and a major factor in our success.

Since retail outlets depend upon their distributor’s ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through our strategic purchasing decisions, we carry large quantities of inventory that support fill ratios of approximately 95%.

All purchasing decisions based on current inventory levels, sales projections, manufacturer discounts and recommendations from sales representatives, are made by the merchandising group, located in New Jersey, in order to effectively coordinate our activities. In addition to senior management’s active involvement, regional sales managers play an extremely critical role in this day-to-day process.

We have developed strong, long-term relationships with the leading suppliers since our predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on us to introduce new products to market. Furthermore, suppliers have grown to trust our ability to penetrate the market. As a result, we are often called on first by manufacturers to introduce new products into the marketplace.

Marketing

The do-it-yourself industry relies on distributors to link manufacturers’ products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

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

The sales representatives, by virtue of frequent contact with customers, are the most integral part of our marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years’ experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired.

Our size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with advantages relative to competing sales representatives from other distributors. In addition, the representatives’ efforts are supported by company-sponsored marketing events. For example, each year in the first quarter, Five Star invites all of its customers to special trade shows for Five Star’s major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

Industry Dynamics

Competition

Competition within the industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers, and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. Five Star competes through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the “Five Star” name. Through internal growth and acquisitions, Five Star has already captured a significant share in its principal market, the Northeast United States.

Hardware stores that are affiliated with the large, dealer-owned distributors such as Ace also utilize Five Star’s services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products to choose from.

Patents, Trademarks and other Intellectual Property

Except for our line of private-label products, we do not have any material patents, trademarks or other intellectual property. We intend to expand the distribution of our line of private-label products sold under the “Five Star” name.

Environmental Matters and Governmental Regulations

Our activities may subject us to federal, state and local environmental laws and regulations and OSHA regulations. We believe that we are in compliance in all material respects with such environmental laws and regulations.

Employees

The Company employs 237 people, all of which are full time. The Company considers management-employee relations to be good at both of Five Star’s warehouse facilities. The Teamsters union represents approximately 120 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star’s contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

ITEM 1A.  Risk Factors.

Set forth below are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company. You are strongly urged to carefully consider the cautionary language and risks set forth below.

The leases for our Connecticut and New Jersey warehouse facilities may expire and, under certain circumstances, the lease for our Connecticut warehouse facility may be canceled by the landlord prior to expiration.

The Company's leases for its Connecticut and New Jersey facilities expire in the first quarter of 2009 and 2010, respectively. The landlord at our Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. Exercise by the landlord of the option and our inability to enter into a new lease under favorable terms could have an adverse impact on our business.

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

Competition could adversely affect our performance

Competition within the do-it-yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of which offer products and services similar to those offered by Five Star. Moreover, in some instances, manufacturers will bypass distributors and choose to sell and ship their products directly to retail outlets. In addition, Five Star's customers face stiff competition from Home Depot, and Lowe's, which purchases directly from manufacturers, and national franchises such as Ace and TruServ. Five Star competes principally through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

Adverse changes in general business conditions in the United States and worldwide may adversely affect our results of operations and financial condition.

Adverse changes in general business conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations and financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors that adversely affect the demand for our home decorating, hardware and finishing and related products could adversely affect our results of operations and financial condition.

Economic downturns in cyclical segments of the economy may reduce the demand for some of our products and adversely affect our sales and earnings.

 Our business involves the sale of home decorating, hardware and finishing and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing and manufacturing. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and adversely affect our sales and earnings.

We are controlled  by NPDC, which owns a majority of our outstanding stock.

The Company is controlled by the Company's principal stockholder, NPDC, whose interest may not be aligned with those of the Company's other stockholders. As of December 31, 2007, NPDC owned 57% and beneficially owned approximately 70% of the Company's outstanding common stock. Accordingly, NPDC will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of the Company's common stock. See Note 6 to the Consolidated Financial Statements for a description of transactions between the Company and NPDC. In addition, John C. Belknap, our President and Chief Executive Officer, is a director and officer of NPDC and Ira Sobotko, our Senior Vice President of Finance is an officer of NPDC.  At March 25, 2008, NPDC increased its actual ownership to 76.4% and its beneficial ownership to 83.5% (See Note 14 to the Consolidated Financial Statements).

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

Five Star leases 236,000 square feet in New Jersey, 98,000 square feet in Connecticut, 1,300 square feet of sales offices in New York. GP Strategies Corporation (“GPS”) has guaranteed the leases for our New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. In February 2008, we extended the lease for the New Jersey warehouse for 12 months to March 31, 2010.  In addition, the lease for the New Jersey warehouse will no longer be guaranteed by GP Strategies, but will be guaranteed by NPDC.  The landlord at our Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. On September 20, 2006 we renegotiated the New York sales office lease terms with the lessor. The terms are month to month with a monthly base rent of $ 1,968 for the period October 2006 through March 2007 and a monthly base rent of $ 2,028 for the period April 2007 through March 2008. Except as described above, the current facilities leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

On April 5, 2007, the Company, as Tenant, entered into the Agreement of Lease with Kampner Realty, LLC, as Landlord, (the “Lease”) to lease a 40,000 square foot warehouse located at 1202 Metropolitan Avenue, Brooklyn, New York, as part of the Company’s acquisition of substantially all the assets of Right-Way. The Lease has an initial term of five (5) years with two (2) successive five-year renewal options and with an annual lease rent of $325,000 subject to adjustment as provided in the Lease. The Company also has an option to purchase the premises at any time during the initial term of the Lease for a purchase price equal to the average of the appraisals of the premises undertaken by appraisers retained by the Company and the landlord, Kampner Realty, LLC respectively, after the closing of the transaction.  Kampner Realty, LLC is owned by Ronald Kampner, who was hired and employed by a wholly-owned subsidiary of the Company as part of the Company’s acquisition of Right-Way.  Ronald Kampner was the principal owner and operator of Right-Way.

On June 11, 2007, the Company entered into an Amendment to the Lease which memorialized that the Company’s purchase price for the premises is $7,750,000, the average of the appraisals, subject to an annual 3% adjustment as provided in the Lease.

ITEM 3. Legal Proceedings.

The Company is from time to time subject to litigation or other legal proceedings arising in the ordinary course of business. The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition and operating results of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on December 20, 2007.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 15,441,903 shares of common stock of a total number of 16,509,577 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, each of S. Leslie Flegel, John C. Belknap, Harvey P. Eisen, Bruce Sherman and Carll Tucker was re-elected as a director of the Company.  The results of the voting on the election of directors were as follows:

Elected Directors	Votes For	Votes Withheld
S. Leslie Flegel	15,367,088	74,815
John C. Belknap	15,367,338	74,565
Harvey P. Eisen	15,366,804	75,099
Bruce Sherman	15,367,254	74,649
Carll Tucker	15,367,807	74,096

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve the adoption of the Five Star Products, Inc. 2007 Incentive Stock Plan. The proposal was approved by the shareholders with 12,834,563 shares voting in favor of the proposal and 117,983 shares voting against the proposal. There were 149,437 abstentions.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify selection of Eisner LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.  The proposal was approved by the shareholders, with 15,315,288 shares voting in favor of the proposal and 121,651 shares voting against the proposal.  There were 4,964 abstentions and no broker non-votes.

PART II

ITEM 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table presents the high and low bid and asked prices for the Company’s common stock during each of the quarterly periods in the years ended December 31, 2007 and 2006. The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low

2007	Fourth	$0.91	$0.62
	Third	$0.88	$0.61
	Second	$0.80	$0.54
	First	$0.75	$0.31

2006	Fourth	$0.35	$0.17
	Third	$0.25	$0.16
	Second	$0.27	$0.15
	First	$0.22	$0.18

The number of shareholders of record of the common stock as of March 20, 2008 was 2,489 and the closing price of the common stock on the OTC Bulletin Board on that date was $.40 per share. The Company did not declare or pay any cash dividends in 2007 and 2006. The current policy of the Company’s Board of Directors is to retain earnings, if any, to finance the operation of the Company’s business. The payment of cash dividends on the common stock in the future will depend on the Company’s earnings, financial condition and capital needs and on other factors deemed pertinent by the Company’s Board of Directors.

ITEM 6.    Selected Financial Data.

Not required.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive summary

The Company reported net income for the year ended December 31, 2007 of $1,199,000, an increase of $914,000 as compared to net income of $285,000 for the year ended December 31, 2006. Basic and diluted net income per share was $0.08 and $0.07, respectively, for the year ended December 31, 2007 compared to $0.02 basic and diluted net income per share reported for the year ended December 31, 2006. The improvement in the results in 2007 was primarily attributable to an overall increase in sales and gross margin for the year ended December 31, 2007.  Sales increased by $15,625,000 to $123,713,000 in 2007 from $108,088,000 in 2006. The overall increase in sales compared to 2006 was primarily the result of in the Company’s April 2007 acquisition of substantially all the assets (except certain excluded assets) of Right-Way.  See Note 3 to the Consolidated Financial Statements.  The increase in sales attributable to Right-Way totaled approximately $10,236,000.  Sales were also positively impacted by the expansion into the Delaware, Philadelphia, and the Carolina’s during 2007. Gross margin increased to $21,467,000 in 2007 from $17,211,000 in 2006. The increase in gross margin of $4,256,000 was primarily attributed to an overall increase in sales and an increase in vendor rebates earned during 2007 as a result of the Company meeting certain growth and volume targets, as well as increased margins from the Right-Way Cash & Carry business.

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

The following key factors affect Five Star’s financial and operation performance:

•	its ability to negotiate the lowest prices from its suppliers,

•	its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses,

•	the housing market in general,

•	consumers’ confidence in the economy,

•	consumers’ willingness to invest in their homes,

•	weather conditions that are conducive to home improvement projects.

•	new U.S. housing starts,

•	sales of existing homes,

•	sales of high margin products to its customers,

•	purchases from each vendor,

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

To further expand, Five Star is considering strategies intended to grow its revenue base in the Northeast and Mid-Atlantic States through internal initiatives and to acquire complementary distributors.  There is no assurance that these growth plans can be executed and, if executed, will be successful from an operational or financial standpoint.  These plans could require capital beyond the funds presently available to Five Star.

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000 (see Note 3 to the consolidated financial statement). The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations, which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way, to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted options for 200,000 shares of Five Star Products, Inc. common stock under the Five Star Products, Inc. 2007 Incentive Stock Plan.  The options vest if the Company meets certain EBITDA targets for 2007 and the following two years and upon employee’s continued employment.  The Company has determined that it has met 2007 EBITDA targets and accordingly recorded a charge of $24,000 for the year ended December 31, 2007.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 2 to the Company’s financial statements included herein.

Among the significant judgments made by management in the preparation of the Company’s financial statements are the determination of the allowance for doubtful accounts and adjustments of inventory valuations. These adjustments are made each reporting period in the ordinary course of accounting. As the Company carries finished goods which turn over several times a year, and has the ability to recover from its vendors the fair value of slow moving and reformulated inventory, the Company does not record a reserve for inventory obsolescence. The Company expenses defective finished goods in the period the defect is discovered.

Revenue recognition

Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of Five Star’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.11% and 4.94% as of December 31, 2007 and December 31, 2006.

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

Results of Operations

The Company had income before income taxes of $2,087,000 for the year ended December 31, 2007, as compared to income before income taxes of $546,000 for the year ended December 31, 2006.  The increase in income before income taxes of $1,541,000, or 282% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily a result of an increase in sales of $15,625,000, which resulted in increased gross margin of $4,256,000, partially offset by an overall increase in selling, general and administrative expenses of $2,644,000. Gross margin percentage for the year ended December 31, 2007 was favorably impacted by the increased vendor allowances due to achieving certain growth levels.

 Sales

The Company had sales of $123,713,000 for the year ended December 31, 2007, as compared to sales of $108,088,000 for the year ended December 31, 2006.  The increase in sales of $15,625,000, or 14.5%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was the result of the following: (i) $4,310,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility; (ii) an overall increase in business within the Connecticut and New Jersey-New York regions due to a $5,926,000 increase in business from Right-Way’s customer base; (iii) an overall increase in business from the Company’s traditional customer base; and (iv) an increase in revenue due to the expansion into the Delaware, Philadelphia, and Carolina regions.

Gross margin

Gross margin increased to $21,467,000, or 17.35% of net sales, for the year ended December 31, 2007, as compared to $17,211,000, or 15.92% of net sales, for the year ended December 31, 2006.  The increase in gross margin dollars of $4,256,000, or 24.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was a direct result of increased sales and the increased gross margin percentage. The increase in gross margin percentage for the year ended December 31, 2007 was attributable principally to increased vendor allowances recognized during the periods related to increased purchase volume and achieving vendor growth and volume thresholds for the year. In addition, the gross margin percentage was positively affected in 2007 by reduced warehouse expenses as a percentage of sales, partially offset by reduced margins earned on the sale of Cabot exterior stain products.

Selling, general and administrative expense

The Company had selling, general and administrative (“SG&A:”) expense of $17,744,000 for the year ended December 31, 2007, as compared to $15,100,000 for the year ended December 31, 2006.

The increase in SG&A expenses for the year ended December 31, 2007 of $2,644,000, or 17.5%, was attributable primarily to increased delivery expense and sales commissions due to increased sales, as well as increased general and administrative expenses primarily related to the acquisition and operations of Right-Way and increased professional fees.  The increased SG&A was partially offset by increased vendor marketing allowances earned in the year as a result of increased sales and purchasing volume.

Interest expense

The Company had interest expense of $1,681,000 for the year ended December 31, 2007 as compared to interest expense of $1,627,000 for the year ended December 31, 2006.  The $54,000 increase in interest expense for the year ended December 31, 2007 was a result of an increase in average short-term borrowings on the current credit facility, primarily due to the acquisition of the operations of Right-Way, and an increase in interest rates.

Income taxes

The Company recognized an income tax expense for 2007 of $888,000 and an income tax expense of $261,000 for 2006 at an effective tax rate of 42.5% in 2007 and 48% in 2006.  The reduced effective rate in 2007 is due to reduced state and local taxes.

Liquidity and capital resources

At December 31, 2007 and 2006, the Company had cash of $3,000.  Management believes that the current borrowing availability on the Company’s credit facility, which was $5,579,000 on December 31, 2007, will be sufficient to fund the Company’s working capital requirements through March 2009. At December 31, 2007, the Company’s working capital was $8,328,000, an increase of $4,666,000 from working capital of $3,662,000 at December 31, 2006.  This increase is primarily due to increased accounts receivable and inventory for 2007 as compared to 2006, as well as the reclass of the note payable to NPDC discussed below from current to non-current.  For the year ended December 31, 2007, net cash provided by operating activities amounted to $2,393,000.  Net cash provided by operating activities for 2007 was negatively impacted by increases in inventory, offset by the increases in accounts payable and accrued expenses and the decrease in accounts receivables. The increase in inventory and accounts payable resulted from increased sales volume and seasonal fluctuations. In addition, for the year ended December 31, 2007, cash flow used in investing activities was $4,063,000, which was comprised of $3,400,000 related to the purchase of substantially all the assets of Right-Way and $663,000 of additions to property, plant and equipment.  During the year ended December 31, 2007, cash flow used in operating and investing activities was funded from the net proceeds of short term borrowings under the Company’s credit facility of $1,639,000.

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc. (“Five Star Group”), obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.34 % at December 31, 2007) for borrowings not to exceed $15,000,000, and the prime rate (7.25% at December 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star Group achieves and maintains certain performance benchmarks.  At December 31, 2007 and December 31, 2006, approximately $19,303,000 and $17,644,000 was outstanding under the Loan Agreement and approximately $5,579,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of the Company’s assets are pledged as collateral for these borrowings.  Under the Loan Agreement, the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of December 30, 2007, the Company was in compliance with the all required covenants, except for additions to fixed assets, for which the Company received a waiver from its bank.

The following table sets forth the significant debt covenants at December 31, 2007:

Covenant	Required	Calculated

Minimum tangible net worth	$6,000,000	$9,543,000
Debt to tangible net worth	< 6	2.02
Fixed charge coverage	>1.1	1.88
Quarterly income (loss)	No loss in consecutive quarters	$316,000 – third quarter income
		$(144,000) - fourth quarter loss

In connection with the Loan Agreement, Five Star Group entered into a derivative transaction with the Lender on June 20, 2003.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star Group will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star Group a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

The fair value of the interest rate swap amounted to $69,000 and $320,000 at December 31, 2007 and December 31, 2006, respectively, and is included in Other assets in the accompanying balance sheets.

On June 17, 2004, Five Star Group entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000.  The transaction consists of an interest rate floor of 2.25%, whereby if LIBOR is below 2.25%, the Lender will pay to Five Star Group the difference between LIBOR and 2.25% on the same notional principal amount.  The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group will pay to the Lender the difference between LIBOR and 5.75% on the same notional principal amount.

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar from June 17, 2004 through December 31, 2007 amount to approximately $6,000, which has been charged to earnings during the year ended December 31, 2007.

Five Star Group issued an unsecured note (the “Note”) payable to a wholly-owned subsidiary of NPDC, which was scheduled to mature on June 30, 2006.  On July 28, 2006, the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2007.  In consideration for the extension the Company paid NPDC a fee of $28,000, representing one percent of the Note’s then outstanding balance.  The interest rate on the Note remained at 9% per annum.

On March 2, 2007, the Company and NPDC amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted NPDC certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and NPDC.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For each of the years ended December 31, 2007 and 2006, the Company incurred interest expense on the Note of $252,000.  The Note is subordinated to the indebtedness under the Loan Agreement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will sue when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008. Management expects that the adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not expect that SFAS No. 159 will have any effect on the Company’s consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

ITEM 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Five Star Products, Inc.:

We have audited the accompanying consolidated balance sheets of Five Star Products Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Products Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States of America.

EISNER LLP
New York, New York
March 27, 2008

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash	$3	$3
Accounts receivable, less allowance
for doubtful accounts of $361 and $547, respectively	11,254	10,520
Inventory	26,965	21,744
Deferred income taxes	469	652
Prepaid expenses and other current assets	1,151	520
Total current assets	39,842	33,439
Property and equipment, net	833	530
Deferred income taxes	24	166
Other assets	391	362
Total Assets	$41,090	$34,497

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$19,303	$17,664
Note payable to NPDC		2,800
Accounts payable and accrued expenses
(including due to affiliates of $129 and $79, respectively)	12,211	9,313
Total current liabilities	31,514	29,777

Convertible note payable to NPDC	2,800
Interest rate collar		6
Total liabilities	34,314	29,783

Commitments (Note 10)

Stockholders’ equity
Common stock, authorized 30,000,000 shares,
par value $.01 per share; 19,493,098 shares issued and
16,509,577 outstanding in 2007 and 17,293,098 shares
issued and 14,309,577 outstanding in 2006	195	173
Additional paid-in capital	9,544	8,552
Accumulated deficit	(2,296)	(3,495)
Accumulated other comprehensive income	33	184
Treasury stock, at cost 2,983,521 shares in 2007 and 2,983,521 shares in 2006	(700)	(700)
Total stockholders’ equity	6,776	4,714
	$41,090	$34,497

See accompanying notes to the consolidated financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006

Sales	$123,713	$108,088
Cost of goods sold	102,246	90,877
Gross margin	21,467	17,211

Selling, general and
administrative expenses	(17,744)	(15,100)

Operating income	3,723	2,111

Other income	45	62

Interest expense (including $252 and 280
to affiliates)	(1,681)	(1,627)

Income before income taxes	2,087	546

Income tax expense	(888)	(261)

Net income	1,199	285

Other comprehensive income, net of tax:
Change in value of cash flow hedge	(251)	(75)
Tax benefit	100	30

Comprehensive income	$1,048	$240

Net income per share
Basic	$.08	$.02
Diluted	$.07	$.02

See accompanying notes to the consolidated financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006
(in thousands)
					Accumulated
	Common	Additional		Treasury	Other	Total
	Stock	Paid-in	Accumulated	Stock	Comprehensive	Stockholders’
	Par Value	Capital	Deficit	At Cost	Income	Equity
Balance at December 31, 2005	$173	$8,552	$(3,780)	$(700)	$229	$4,474
Net income			285			285
Decrease in market value of interest rate swap, net of tax					(45)	(45)
Balance at December 31, 2006	173	8,552	(3,495)	(700)	184	4,714

Net income			1,199			1,199
Decrease in market value of interest rate swap, net of tax					(151)	(151)
Exercise of stock options	2	29				31
Issuance of common stock to non employee for services	20	700				720
Equity based employee compensation expense		263				263
Balance at December 31, 2007	$195	$9,544	$(2,296)	$(700)	$33	$6,776

See accompanying notes to the consolidated financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,199	$285
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	360	322
Equity based compensation	463	-
Accounts receivable allowance	71	88
Deferred income taxes	425	(232)
Gain on interest rate collar	(6)	(14)
Changes in other operating items net of effect of acquisitionof Right-Way:
Accounts receivable	381	(14)
Inventory	(3,007)	1033
Prepaid expenses and other current assets	(391)	258
Accounts payable and accrued expenses	2,898	513
Net cash provided by operating activities	2,393	2,239

Cash flows from investing activities:
Additions to property and equipment	(663)	(140)
Acquisition of Right-Way	(3,400)	-
Cash used in investing activities	(4,063)	(140)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	1,639	(2,100)
Exercise of stock options	31	-
Net cash provided by (used in)
financing activities	1,670	(2,100)

Net change in cash	-	-
Cash at beginning of period	3	3
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,677	$1,661
Income tax	$302	$32

See accompanying notes to the consolidated financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.           Business and relationship with National Patent Development Corporation

Five Star Products, Inc. (the “Company” or “Five Star”) owns 100% of Five Star Group, Inc., which is a wholesale distributor of home decorating, hardware and finishing products in the northeastern United States. The Company serves independent retail dealers in the Northeast and Mid Atlantic states. Five Star operates two distribution centers located in Newington, Connecticut and East Hanover, New Jersey.   All operations are coordinated from Five Star’s New Jersey headquarters.  At December 31, 2007 and 2006, the Company is a majority owned subsidiary of National Patent Development Corporation (“NPDC”) (see Note 6).

2.           Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition.  Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Inventory.  Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products, and includes allocated warehousing costs.

Property and equipment.  Fixed assets are carried at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of the assets are expensed. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated primarily on a straight-line basis over estimated useful lives of the assets.

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expenses. These costs amounted to $5,390,000 and $4,909,000 for the years ended December 31, 2007 and 2006, respectively.

Advertising costs.  The Company expenses advertising costs as incurred. Advertising expense was $77,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively.

Income taxes. Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair value of financial instruments.  The carrying value of cash and cash equivalents accounts receivable and accounts payable approximate estimated fair values because of short maturities. At December 31, 2007, the fair value of the Company’s $2,800,000 fixed rate convertible note payable to NPDC is approximately $4,830,000, based on $0.40 per share fixed conversion price and market price of the Company’s common stock at December 31, 2007. At December 31, 2006, the $2,800,000 carrying value of the note payable to NPDC approximates estimated fair value based on the short maturity of the note. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities.  SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings (See Note 5).

Stock based compensation.  The Company accounts for stock based compensation pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Earnings per share.  Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, adjusted for the issuance of common shares upon the exercise for all potential dilutive stock options using the treasury stock method and upon the conversion of the note payable to NPDC.

EPS for the years ended December 31, 2007 and 2006 are computed as follows (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Basic EPS
Net income	$1,199	$285

Weighted average shares outstanding	15,944	14,396

Basic earnings per share	$.08	$.02

Diluted EPS
Net income	$1,199	$285
Interest on convertible note, net of tax	126	-
Income available to common stockholders after assumed conversion	$1,325	$285

Weighted average shares outstanding	15,944	14,396

Dilutive effect of stock options	187	303
Common shares issuable on conversion of the note	2,196	-
Weighted average shares outstanding, diluted	18,327	14,699

Diluted earnings per share	$.07	$.02

As of December 31, 2007, options to purchase 108,000 Company’s common shares are excluded from the dilutive EPS calculation, because their effect is anti-dilutive. In addition, performance based options to purchase 650,000 Company’s common shares are also excluded from the dilutive EPS calculation as the performance criteria has not been met at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will sue when pricing an assets or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008. Management expects that the adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not expect that SFAS No. 159 will have any effect on the Company’s consolidated financial statements.

3.           Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right-Way”) for approximately $3,200,000 in cash and assumed liabilities of Right Way in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by the Company in connection with the acquisition. The assets principally consisted of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations, and was made principally to increase the Company’s presence and market share in its current geographic area.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, (see Note 6) and a wholly-owned subsidiary of Five Star also entered into three-year employment agreement with the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  In addition, the former principal was granted an option covering 200,000 shares of Five Star common stock (see Note 8).

The results of operations of Right-Way are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of Right-Way as if it had occurred at the beginning of each period presented. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by the Company.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)

	Years ended December 31,
	2007	2006
Sales	$128,047	$147,562
Net income (loss)	564	(1,500)

Earnings (loss) per share:
Basic	$0.04	$(0.10)
Diluted	$0.03	$(0.10)

4.           Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,		Estimated useful lives
	2007	2006
Machinery and equipment	714	479	5-7 years
Furniture and fixtures	866	1,304	5 years
Leasehold improvements	409	982	3-9 years
	1,989	2,765
Accumulated depreciation and amortization	(1,156)	(2,235)
	$833	$530

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $360,000 and $322,000, respectively.

5.           Short-term borrowings

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc. (“Five Star Group”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.34% at December 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.25% at December 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group achieves and maintains certain performance benchmarks. At December 31, 2007 and 2006, $19,303,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $5,579,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of the Company’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2007, the Company was in compliance with all covenant requirements, except for additions to fixed assets, for which the Company received a waiver.

In connection with the Loan Agreement, on June 20, 2003, Five Star Group entered into an interest rate swap with the lender which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star Group is required to pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender is required to pay to Five Star Group a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in, and will be paid in addition to the 3.38%.

The fair value of the interest rate swap amounted to $69,000, which is include in prepaid expenses and other assets at December 31, 2007 and $320,000 at December 31, 2006, which is included in Other assets in the accompanying balance sheets. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On June 17, 2004, Five Star Group entered into an interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on a notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender is required to pay to Five Star Group the difference between LIBOR and 2.25% on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group is required to pay to the Lender the difference between LIBOR and 5.75% on the same notional principal amount. Changes in the fair value of the interest rate collar are recognized in earnings.  During the year ended December 31, 2007 and 2006, the Company recognized a gain of $6,000 and $15,000, respectively, which is charged to other income, for the changes in the fair value of the interest rate collar.

6.           Related party transactions

(a)           Management agreement

NPDC provides legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement, for a fee that was $40,000 per month from April 2007 through December 2007. The fee for the three months ended March 31, 2007 was approximately $28,000 per month. For the year ended December 31, 2006, the fee was $30,800 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. In addition, the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman’s (NPDC’s former Chief Executive Officer) service to the Company effective October 1, 2004 through May 31, 2007, the termination date of Mr. Feldman’s contract. The management agreement was renewed for 2008.

Fees incurred under the agreement totaled $527,000 and $370,000, for the years ended December 31, 2007 and 2006 and are included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2007 and 2006, the amount due to NPDC under the agreement was $108,000 and $58,000, respectively.

In addition, NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed NPDC for such expense, which amounted to approximately, $561,000 and $234,000 for the years ended December 31, 2007 and 2006, respectively.

(b)           Related party debt

Five Star Group issued an unsecured note (the “Note”) payable to a wholly-owned subsidiary of NPDC, which was scheduled to mature on June 30, 2006.  On July 28, 2006, the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2007.  In consideration for the extension the Company paid NPDC a fee of $28,000, representing one percent of the Note’s then outstanding balance.  The interest rate on the Note remained at 9% per annum.

On March 2, 2007, the Company and NPDC amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted NPDC certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and NPDC.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For each of the years ended December 31, 2007 and 2006, the Company incurred interest expense on the Note of $252,000.

The Note is subordinated to the indebtedness under the Loan Agreement (see Note 5).

(c)           Other related party transactions

On February 8, 2002, the Company entered into a Consulting and Severance Agreement (the “Agreement”) with the former President and Chief Executive Officer of the Company. Pursuant to the Agreement, he received $145,000 per year for consulting services rendered to the Company and a severance fee at the rate of $5,000 per year, for a five-year period ended February 8, 2007. In addition, in August, 2002, he was granted options to purchase 150,000 shares of Company common stock at the quoted market price on the date of grant, which options vested annually over the term of the Agreement in equal installments. Such options, which were valued at an aggregate amount of $13,000, were exercised in August 2007. The Agreement also granted him an option exercisable through February 8, 2007 to require the Company to repurchase 192,308 shares of Company common stock held by him for an aggregate purchase price of $25,000. Such option expired unexercised. During this five-year period, he also received certain benefits, including medical benefits, life insurance and use of an automobile.

On April 5, 2007, the Company, in connection with its acquisition of Right-Way entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an officer of the Company. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the warehouse for the year ended December 31, 2007 was $217,000.  The Company also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

7.           Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

Years ended December 31,	2007	2006
Current
Federal	$348	$353
State and local	115	147
Total current expense	463	500
Deferred
Federal	357	(185)
State and local	68	(54)
Total deferred (benefit) expense	425	(239)
Total income tax expense	$888	$261

As of December 31, 2007 and 2006, deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
Deferred tax assets (liabilities)	2007	2006

Allowance for doubtful accounts	$89	$170
Accrued compensation	341	121
Accrued expenses		32
Interest rate swap	(28)
Inventory	67	329
Total current deferred tax assets	469	652

Property and equipment	317	292
Interest rate collar		2
Deferred compensation		36
Unamortized share-based compensation	(293)
Interest rate swap		(128)
Net long-term deferred tax assets	24	202

Valuation allowance	-	(36)

Net long-term deferred tax assets	24	166

Net deferred tax assets	$493	$818

A reconciliation between the Company’s tax provision and the U.S. statutory rate follows (in thousands):

Years ended December 31,	2007		2006
Tax at U.S. statutory rate	$710	34%	$186	34%
State and local taxes net of
Federal benefit	121	5.8	61	11.2
Items not deductible	57	2.7	16	2.9
Other		0	(2)	(0.3)
Income taxes	$888	42.5%	$261	47.8%

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance was unchanged during 2006.  The valuation allowance was decreased $36,000 during 2007 in connection with an adjustment of a deferred tax asset related to deferred compensation, the net impact being zero on the effective tax rate and thus not reflected in the rate reconciliation.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-then-not” recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date or December 31, 2007. Accordingly, the adoption of FIN 48 had no effect on the Company’s 2007 financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, in the consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the 2004 through 2007 tax years remain open for examination by the tax authorities. For state tax purposes, the 2003 through 2007 tax years remain open for examination by the tax authorities.

8.           Stock options

The Company has adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan, which was amended on January 1, 2002, provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as “incentive stock options” intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Although certain outstanding options have been granted under the 1994 Plan, options may no longer be granted under the plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), which was approved by the shareholders of Five Star in December 2007. Based upon NPDC’s intent to vote its shares of Five Star in favor of the 2007 Plan, which assured its approval, the financial effect of all options and restricted stock granted under the 2007 Plan was reflected as if shareholder approval had been obtained prior to the date of the Plan’s approval by shareholders. Under the 2007 Plan, Five Star may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Company common stock under the 2007 Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On October 18, 2006, Five Star granted options to the Chief Executive Officer of Five Star Group, to purchase 400,000 shares of Company common stock at an exercise price equal to $0.18 per share, the average of the closing bid and asked prices of the common stock on that date. The options were to vest upon Five Star meeting certain EBITDA targets for 2007 and the following two years and upon his continued employment with Five Star, as well as shareholder approval of the 2007 Plan. Achievement of performance criteria was determined as less than probable at December 31, 2006 and therefore no compensation expenses were recognized. The EBITDA target and exercise price were modified in March 2007, as described below, effectively creating a new instrument and a new fair value for measurement of compensation.

On March 2, 2007, Five Star granted options under the 2007 Plan to purchase an aggregate of 250,000 shares of Company common stock to an Executive Vice President of Five Star Group, and another employee, and increased the exercise price and modified the EBITDA target of the 400,000 options granted to the Chief Executive Officer on October 18, 2006 as described above. The exercise price of the 650,000 options granted was equal to $0.38 per share, the average of the closing bid and asked prices of Company common stock on March 2, 2007. The options vest if Five Star meets certain EBITDA targets for 2007 and the following two years, and are contingent upon continued employment with the Company.  Five Star determined the estimated aggregate fair value of these options to be $185,000 based on the Black-Scholes valuation model. It was determined that the 2007 performance criteria was met as of December 31, 2007.  Therefore compensation expense of $51,000 was recognized with respect to these performance based criteria options for the year ended December 31, 2007.

On July 17, 2007, Five Star granted options under the 2007 Five Star Plan to purchase 125,000 shares of the Company’s common stock to an executive officer of the Company.  The exercise price of the 125,000 options was equal to $0.78, the average of the closing bid and asked prices of the common stock on July 17, 2007.  The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the executive officer continues to be an employee of Five Star. It was determined that the 2007 performance criteria was met as of December 31, 2007.    Five Star determined the estimated aggregate fair value of these options on the date of grant to be $ 62,000 based on the Black-Scholes valuation model and recorded compensation expense of $ 9,000 for the year ended December 31, 2007.

On April 5, 2007, Five Star granted the former principal of Right-Way (see Note 3) an option covering 200,000 shares of Five Star’s common stock with an exercise price of $ 0.75 per share under the 2007 Plan. The options will vest if the Company meets certain EBITDA targets over the next three years and upon the former principal’s continued employment with Five Star. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $97,000 based on the Black-Scholes valuation model.  It was determined that the 2007 performance criteria was met as of December 31, 2007 and, accordingly, recorded a charge of $24,000 for the year ended December 31, 2007.

The weighted-average grant-date fair value of options granted and modified during years ended December 31, 2007 and 2006 was $0.33 and $0.17, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006

Dividend yield	0%	0%
Expected volatility	106%	166%
Risk-free interest rate	4.55	5
Expected life (in years)	3.8	4

 During 2007 and 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for 2007 and 2006 grants. The weighted average expected life for 2007 and 2006 grants of 3.8 and 4 years, respectively, reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as average of the contractual term of the option and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 and 2006 options grants is based on historical volatility over the same number of years as the expected life, prior to option grant date.

As of December 31, 2007, there was $259,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.2 years.

Activity relating to stock options granted by the Company is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	1,100,000	$0.14
Granted	400,000	0.18
Expired	(450,000)	0.14
Options outstanding at December 31, 2006	1,050,000	0.16	1.2	$148,500	(*)
Granted	575,000	0.60
Exercised	(200,000)	0.16
Forfeited or expired	(450,000)	0.14
Options outstanding at December 31, 2007	975,000	0.51	9.2	$201,500	(*)
Options vested and expected to vest	325,000	0.51	9.2	$67,167	(*)
Options exercisable at December 31, 2007	0

*The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $124,000.

On March 2, 2007, Five Star granted its President and Chief Executive Officer, 1,000,000 shares of restricted stock, valued at $0.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets for 2007 and the following two years, contingent upon his continued employment with the Company and NPDC.  At December 31, 2007, Five Star determined that achievement of the performance criteria was met and therefore compensation expense of $106,000 was recognized for the year ended December 31, 2007. At December 31, 2007, $274,000 remains to be charged over the lesser of the remaining 26 months or the term of employment.

9.           Shareholders equity

An executive was named a Director of NPDC on March 2, 2007 and appointed as Chairman of Five Star.  He entered into a three-year agreement with Five Star ending on March 1, 2010, which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, he was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  Pursuant to the agreement between this executive and NPDC described below, if the fair market value of the 2,000,000 shares of Five Star common stock that he received pursuant to the agreement is less than $280,000 on the last day of the term of the agreement, he may require NPDC to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is being charged to compensation expense over the term of the agreement.  The charge for the year ended December 31, 2007 was $200,000. At December 31, 2007 the unrecognized compensation was $520,000 of which $240,000 is included in Prepaid expenses and other current assets and $280,000 is included in Other assets.  The issuance of the Five Star shares reduced NPDC’s ownership of Five Star from 64% to 58%, which was further reduced to 57% at December 31, 2007, by issuance of common shares pursuant to exercise of options.

On March 2, 2007, NPDC and the executive entered into an agreement pursuant to which NPDC sold him 200,000 shares of its common stock at a price of $2.40 per share, or $480,000 in the aggregate.  He has the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock.  The value of the option to convert the NPDC stock held by him into shares of the Company which amounted to $264,000 is being recognized as compensation expense by Five Star over the three-year term of the agreement. For the year ended December 31, 2007, the Company recognized a compensation expense of approximately $73,000 in connection with the option.  On March, 25, 2008 the executive resigned, his shares of Five Star Common Stock were repurchased by NPDC, and the three year agreement discussed above was terminated (see Note 14).

10.           Commitments and contingencies

(a)           Commitments

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

	Real Property	Machinery and equipment	Total

2008	$1,954	979	2,933
2009	704	675	1,379
2010	325	338	663
2011	325	100	425
2012	81		81
Total	$3,389	$2,092	$5,481

During 2007 and 2006, the Company incurred $3,502,000 and $3,026,000, respectively, of rental expense. GPS, the Company’s former parent, has guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, having annual rentals of approximately $1,701,000 and expiring in the first quarter of 2009. In March 2008, the Company extended the New Jersey lease for 12 months, removed the guarantee by GPS, and replaced it with a guarantee by NPDC.  The landlord at Five Star’s Connecticut facility has the option to cancel the lease upon six months written notice, if there is a signed contract to sell the building.

(b)           Contingencies

The Company and its subsidiaries are from time to time involved in litigation arising out of the ordinary course of business.  It is the view of management that the ultimate resolution of the only presently pending lawsuit (which is for a health related claim based on the alleged use of a product claimed to be distributed by the Company) should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

11.           Valuation and qualifying accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Balance at beginning of year	$547	$480
Charged to expense	92	88
Reduction of allowance		(175)
Uncollectible accounts written off,
net of recoveries	(278)	154
Balance at end of year	$361	$547

12.           Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$7,614	$6,715
Accrued expenses	2,887	1,717
Due to NPDC/GPS	129	79
Other	1,581	802
	$12,211	$9,313

13.           401(k) plan

The Company maintains a 401(k) Savings Plan (the “Savings Plan”) for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the Savings Plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 40% of the participants’ first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant’s compensation.

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants’ directions in various mutual funds.

The Company’s expense associated with the Savings Plan was approximately $137,000 and $125,000 for the years ended December 31, 2007 and 2006, respectively.

14.          Subsequent event

On March 25, 2008, S. Leslie Flegel resigned as director and Chairman of the Board of the Company, and as a director of NPDC, effective immediately. In connection with Mr. Flegel’s resignation, the Company, NPDC and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to NPDC (i) 200,000 shares of NPDC common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by NPDC, at $3.60 per share  (which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of NPDC’s common stock into shares of Five Star common stock) and (ii) 1,698,336, shares of the Company’s common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to NPDC an additional 301,664 shares the Company’s Common Stock at $0.60 per share.  The Company will record a non-cash compensation expense of approximately $1,100,000 in the first quarter of 2008 related to the above transactions.  The Lender amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 5).

Mr. Flegel agreed to be subject to one-year non-compete, standstill and non-solicitation covenants. In addition, the agreement under which Mr. Flegel received an annual fee of $100,000 and was to be reimbursed (i) for all travel expenses incurred in connection with his performance of services to Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office was terminated.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.              Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2007.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.              Other Information

None.

PART III

ITEM 10.	Directors , Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

ITEM 11.               Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and “Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

ITEM 14.	Principal Accountant Fees and Services

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1)  The following financial statements are included in Part II, Item 8:

  (a)(2)Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

  (a)(3)See accompanying Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

Date: March 28, 2008	By:	/s/ JOHN C. BELKNAP
		Name:	John C. Belknap
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ JOHN C. BELKNAP	President, Chief Executive Officer and Director	March 28, 2008
John C. Belknap /s/ HARVEY P. EISEN	(Principal Executive Officer) Director	March 28, 2008
Harvey P. Eisen /s/ BRUCE SHERMAN	Executive Vice President and Director	March 28, 2008
Bruce Sherman /s/ CARLL TUCKER	Director	March 28, 2008
Carll Tucker /s/ IRA J. SOBOTKO	Senior Vice President, Finance, Secretary and Treasurer	March 28, 2008
Ira J. Sobotko	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.			Description

3	(i)	*	Certificate of Incorporation of the Registrant, as amended (conformed copy)

3	(ii)
Amended By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on April 29, 2004 (SEC File No. 000-25869))

4.1
Registration Rights Agreement dated as of March 2, 2007 between Registrant and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

4.2
Registration Rights Agreement dated as of March 2, 2007 between Registrant and S. Leslie Flegel (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

4.3
Registration Rights Agreement dated as of March 2, 2007 between Registrant and National Patent Development Corporation (incorporated herein by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

4.4		#
Restricted Stock Agreement, dated March 2, 2007, between the Company and John C. Belknap (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant with the SEC on March 7, 2007)

4.5		#
Registration Rights Agreement dated as of March 2, 2007 between Registrant and John C. Belknap (incorporated herein by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

10.1		#
1994 Stock Option Plan of the Registrant as amended on January 1, 2002 (incorporated herein by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002 (SEC File No. 000-25869))

10.2		#
Management Services Agreement, dated as of August 5, 1994, between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed on July 22, 1994, Registration Statement No. 33-78252)

Exhibit No.	Description

10.3
Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1999 (SEC File No. 033-78252))

10.4
Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1999 (SEC File No. 033-78252))

10.5
Lease Modification and Extension Agreement dated July 6, 1996 between Hanover Public Warehousing, Inc. and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1999 (SEC File No. 033-78252) )

10.6
Agreement between Five Star Group and Local No. 11 affiliated with International Brotherhood of Teamsters dated December 12, 2000 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001 (SEC File No. 000-25869))

10.7
Memorandum of Agreement by and between Five Star Group, Inc. and Teamsters Local 11, affiliated with International Brotherhood of Teamsters dated December 12, 2003 (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on April 2, 2004)

10.8
Loan and Security Agreement dated as of June 20, 2003 by and between the Registrant, as Borrower, and Fleet Capital, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003)

10.9
Agreement of Subordination & Assignment dated as of June 20, 2003 by JL Distributions, Inc., as Creditor, in favor of Fleet Capital Corporation, as Lender, to Five Star Group, Inc., as Debtor (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003)

10.10
First Modification Agreement, dated as of May 28, 2004, by and between Five Star Group, Inc., as borrower, and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005)

Exhibit No.		Description

10.11
Second Modification Agreement, dated as of March 22, 2005, by and between Five Star Group, Inc., as borrower, and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005)

10.12
Third Modification Agreement, dated as of June 1, 2005, by and between Five Star Group, as borrower, and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the second quarter ended June 30, 2005 filed with the SEC on August 12, 2005).

10.13
Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005, by and between Five Star Group, Inc., as borrower, and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2005 filed with the SEC on November 15, 2005).

10.14
Fifth Modification Agreement, dated November 14, 2005, by and between Five Star Group, Inc., as borrower, and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2005 filed with the SEC on November 15, 2005).

10.15
Sixth Modification Agreement, dated March 23, 2006, by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10 of the Registrant’s Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006)

10.16
Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and National Patent Development Corporation (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the second quarter ended June 30, 2005 filed with the SEC on August 12, 2005).

10.17	#
Consulting and Severance Agreement dated as of February 8, 2002 between the Registrant and Richard Grad (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 2, 2002 (SEC File No. 000-25869)).

10.18	#
Employment Agreement dated as of November 28, 2001 between the Registrant and Charles Dawson (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 2, 2002 (SEC File No. 000-25869) ).

Exhibit No.		Description

10.19	#
Employment Agreement dated as of November 28, 2001 between the Registrant and Bruce Sherman (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 2, 2002 (SEC File No. 000-25869) ).

10.20	#
Employment Agreement dated as of November 28, 2001 between the Registrant and Steven Schilit (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 2, 2002 (SEC File No. 000-25869)).

10.21
Agreement dated as of January 22, 2004, between the Company and GP Strategies Corporation (incorporated herein by reference to Exhibit 99(d) of the Registrant Schedule TO filed with the SEC on February 6, 2004).

10.22
Tax Sharing Agreement dated as of February 1, 2004 between Registrant and GP Strategies Corporation (incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on April 2, 2004)

10.23	#
Employment Agreement dated as of October 18, 2006 between the Registrant and Bruce Sherman (incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated October 18, 2006 filed with the SEC on October 24, 2006)

10.24	#
Consulting and Severance Agreement dated as of February 20, 2007 between Registrant and Steve Schilit (incorporated herein by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K dated February 20, 2007 filed with the SEC on February 20, 2007)

10.25
Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

10.26	#
Agreement dated as of March 2, 2007 between Registrant and S. Leslie Flegel (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

10.27
Purchase Agreement dated as of March 2, 2007 between National Patent Development Corporation and S. Leslie Flegel (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

Exhibit No.		Description

10.28	#
Employment Agreement dated as of February 23, 2007 between Registrant and Bruce Sherman (incorporated herein by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

10.29	#	Five Star Products, Inc. 2007 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed by the Company with the SEC on November 16, 2007)

10.30	#
Stock Option Agreement, dated March 1, 2007, between the Company and Bruce Sherman (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Company with the SEC on March 7, 2007)

10.31	#
Stock Option Agreement dated as of March 1, 2007 between Registrant and Charles Dawson (incorporated herein by reference to Exhibit 10.12 of Registrant’s Current Report on Form 8-K dated March 1, 2007 filed with the SEC on March 7, 2007)

10.32	#
Non-Qualified Stock Option Agreement dated as of March 1, 2007 between the Registrant and National Patent Development Corporation. (incorporated herein by reference to Exhibit 10.13 of Registrant’s Current Report on Form 8-K/A dated March 1, 2007 filed with the SEC on March 8, 2007)

10.33
Asset Purchase Agreement dated as of March 13, 2007 between Registrant and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10 of Registrant’s Current Report on Form 8-K dated March 13, 2007 filed with the SEC on March 19, 2007)

10.34
Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, NY and Form of Contract of Sale between Kampner Realty, LLC and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.35	#
Employment Agreement dated as of April 5, 2007 between Five Star Group, Inc. and Ronald Kampner (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.36
Amendment to Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, New York, agreed upon and entered into on June 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007)

Exhibit No.		Description

10.37	#
Stock Option Agreement dated as of July 30, 2007 between National Patent Development Corporation and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by National Patent Development Corporation on November 14, 2007)

10.38	#
Stock Option Agreement dated as of July 17, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by National Patent Development Corporation on November 14, 2007)

10.39	#
Non-Qualified Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John C. Belknap (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by National Patent Development Corporation with the SEC on March 7, 2007)

10.40
Agreement and Release, dated March 25, 2008, by and among Leslie Flegel, National Patent Development Corporation and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-K filed by the Registrant on March 27, 2008)

10.41
Sale Agreement, dated March 25, 2008, by and among National Patent Development Corporation, Five Star Products, Inc., Jason Flegel, Carole Flegel, Dylan Zachary Flegel UTMA – FL, Brooke Flegel UTMA – FL, Mark Flegel, Darryl Sagel, Lauren Sagel, Graham Spencer Sagel UTMA – NY and Alexa Danielle Sagel UTMA – NY (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-K filed by the Registrant on March 27, 2008)

10.42	*	Seventh Modification Agreement, dated March 23, 2007, by and between Five Star Group, Inc., as borrower, and Bank of America, N.A. (through its predecessor Fleet Capital Corporation), as Lender

10.43	*	Eighth Modification Agreement, dated March 25, 2008, by and between Five Star Group, Inc., as borrower, and Bank of America, N.A. (through its predecessor Fleet Capital Corporation), as Lender

14		Code of Ethics Policy (incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on April 29, 2004)

21		Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007)

Exhibit No.		Description

23	*	Consent of Independent Registered Public Accounting Firm – Eisner LLP

31.1	*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

____________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.