Form 10-K/A
period 2007-12-31
FIVE STAR PRODUCTS INC
filed 2008-04-29
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(646) 742−1600
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

EXPLANATORY NOTE

Five Star Products, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2007 pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K.  In addition, the cover page and the list of exhibits in Part IV of the Form 10-K have been updated and amended.  As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K for the Company’s fiscal year ended December 31, 2007.

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accountant Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

SIGNATURES		26

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

John C. Belknap, age 61, has served as Chief Executive Officer, President and a director of the Company since March 2007 and as Chairman since April 2008.  Mr. Belknap has served as a Vice President of NPDC since March 2007, an employee of NPDC since December 2006 and a director of NPDC since October 2006.  Prior to joining the Company and NPDC, Mr. Belknap was engaged in certain entrepreneurial activities and served as an independent consultant to various private companies from 2000 until October 2006.  From 1997 to 1999, Mr. Belknap was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc. a Fortune 500 integrated food wholesaler and retailer.  From 1995 to 1997, he was Chief Financial Officer for OfficeMax, Inc.  During the period from 1974 to 1995, he was Chief Financial Officer for several other major retailers.

Harvey P. Eisen, age 65, has served as a director of the Company since November 2007.  Mr. Eisen has served as Chairman of the Board and Chief Executive Officer of NPDC since June 2007 and also served as its President since July 2007.  He has been a director of NPDC since 2004.  He has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership, since 1998.  Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications.  Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC.  Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing.  Mr. Eisen has also been a director of GP Strategies Corporation (“GPS”) since 2002.  For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

Bruce Sherman, age 55, has served as the Executive Vice President and as a director of the Company since 2002.  Mr. Sherman has served as Chief Executive Officer of Five Star Group, Inc. (“Five Star Group”), the Company’s wholly owned subsidiary, since October 2006 and as a director of Five Star Group since 1999.  Mr. Sherman has held various positions with Five Star Group since he began working there in 1993, serving as Executive Vice President, Sales from 2002 until October 2006 and as Vice President of Sales from 1993 until 2002.

Carll Tucker, age 55, has served as a director of the Company since August 2007 and also from 2002 until March 2007.  In 1986, he founded Trader Publications, which published The Patent Trader newspaper and various local magazines and programs for cultural institutions in New York and Connecticut.  Mr. Tucker was President of Trader Publications until 1999, when it was sold to the Gannett Corporation.  Mr. Tucker was a weekly columnist in The Patent Trader for seventeen years.  Prior to that, he was a regular columnist for Saturday Review magazine and The Village Voice in New York City.  Mr. Tucker served as a director of the Bank of New York and trustee of Caramoor Center for Music and the Arts.  He was a trustee of Northern Westchester Hospital Center and its Chairman of the Board from 1999 through 2001.  He is currently Founding Chairman of Northern Westchester Hospital Foundation and a director of the Milbank Memorial Fund.  He is the author of The Bear Went Over the Mountain, which was published in March 2008.

 Executive Officers Who Are Not Directors

 Set forth below are the names of, and certain biographical information regarding, executive officers of the Company who do not serve as directors of the Company.

 Ira J. Sobotko, age 51, has served as Senior Vice President, Finance, Secretary and Treasurer of the Company since July 2007 and is its principal financial officer and principal accounting officer.  Mr. Sobotko has served as Vice President, Finance, Secretary and Treasurer of NPDC and its principal financial officer since July 2007.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of NPDC.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including NPDC and the Company, and emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

CORPORATE GOVERNANCE

The Company’s Board of Directors actively reviews and evaluates the Company’s corporate governance practices.  This review includes comparing the Board’s current governance policies and practices with those suggested by corporate governance authorities as well as the practices of other public companies.  The Board has adopted those corporate governance policies and practices that its evaluation suggests are the most appropriate for the Company.

 Board Composition and Committee Memberships

 The Board of Directors is currently comprised of Messrs. Belknap, Eisen, Sherman and Tucker.  The Board does not currently have a separately designated Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee.

 Audit Committee

The Company does not currently have a separately designated Audit Committee or an Audit Committee charter.  The entire Board currently acts as the Company’s Audit Committee.  The Board has determined that Mr. Belknap qualifies as an “audit committee financial expert” under applicable SEC regulations.  Mr. Belknap is not independent in accordance with Nasdaq’s independence criteria.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports.  Based on a review of these filings, the Company believes that all such reports were timely filed, with the exception of the following reports, which were not timely filed: two such reports filed by National Patent Development Corporation (“NPDC”), namely a Form 3 reporting NPDC as a 10% owner of the Company’s common stock and a Form 4 reporting the acquisition in one transaction by NPDC of beneficial ownership of 7,000,000 shares of Company common stock that are issuable upon the conversion of a convertible promissory note issued by the Company to JL Distributors, Inc., a wholly-owned subsidiary of NPDC, which were not timely filed; a Form 3 reporting JL Distributors, Inc. as a 10% owner of the Company’s common stock that was not timely filed; a Form 3 reporting Mr. Collins as an officer of the Company that was not timely filed; and a Form 3 reporting Carll Tucker as a director that was not timely filed.  Each of the foregoing reports has since been filed with the SEC.

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

The Company has elected to use the Smaller Reporting Company rules recently issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2007 and 2006 compensation for the two individuals who served as principal executive officer in 2007 and for two individuals who are the most highly-compensated executive officers other than the individuals who served as principal executive officer, to whom we refer collectively as our “named executive officers”, an Outstanding Equity Awards at Year End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2007 and 2006.

Name and Principal	Year	Salary	Bonus		Stock	Option		Non-Equity	All Other		Total
Position					Awards	Awards		Incentive Plan	Compensation
								Compensation
		($)	($)		($)	($)(1)		($)	($)		($)

John C. Belknap
President and CEO of
the Company (2)	2007	0 (3)	0		105,556 (4)	0		0	0		105,556
Charles Dawson
Former President of
the Company; current
Executive Vice
President of Five Star
Group (2)	2007	249,174	162,780	(5)	0	9,896	(7)	0	7,964	(6)	429,814
	2006	281,767	50,000	(5)	0	0		0	11,694	(6)	343,461
S. Leslie Flegel
Chairman of the
Board of Directors (2)	2007	0	0		200,000 (8)	73,333	(8)	0	83,333	(9)	356,666
Bruce Sherman
Executive Vice
President of the
Company; Chief
Executive Officer of
Five Star Group	2007	260,418	406,950	(5)	0	31,667	(11)	0	12,798	(10)	711,833
	2006	270,548	75,000	(5)	0	0		0	26,854	(10)	372,402

___________________
(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values may be found in Note 8 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2007.

(2)
Mr. Dawson resigned as President and principal executive officer of the Company on March 1, 2007.  He continues to serve as Executive Vice President of Five Star Group.  Mr. Belknap became the Company’s President and Chief Executive Officer on March 1, 2007.  Mr. Flegel became Chairman of the Board of Directors on March 2, 2007 and resigned on March 25, 2008.

(3)
Mr. Belknap’s salary of $300,000 is paid by NPDC, of which $155,000, including benefits and taxes, was charged to the Company in 2007 and was reimbursed to NPDC by the Company.  Mr. Belknap’s full base salary is reported as compensation to him in the Summary Compensation Table of NPDC’s 2008 proxy statement filed with the SEC on April 29, 2008.

(4)
This amount represents the dollar amount recognized for financial statement reporting purposes calculated in accordance with FAS 123R in fiscal 2007 in connection with the grant to Mr. Belknap of 1,000,000 shares of restricted Company common stock on March 2, 2007. Pursuant to the terms of his Restricted Stock Agreement, 333,000 shares of this grant vested in March 2008 based upon the achievement of the EBITDA performance targets for fiscal 2007.  The vesting of the remaining shares is contingent upon the Company meeting certain EBITDA targets in fiscal 2008 and 2009 and upon Mr. Belknap’s continued employment with the Company or NPDC. The 1,000,000 shares were valued at $0.38 per share ($380,000). Such amount is being charged to compensation expense over the 36 month term of the agreement, subject to satisfaction of the conditions set forth above.  See “Agreement with John C. Belknap” below.

(5)	These amounts reflect the dollar value of the bonus earned by Messrs. Dawson and Sherman in fiscal 2007 (paid by the Company in fiscal 2008) and fiscal 2006 (paid by the Company in fiscal 2007).

(6)
For Mr. Dawson, the amount reflected under “All Other Compensation” includes $2,529 and $9,452 for a Company-provided car and $5,435 and $2,242 in insurance premiums paid by the Company for life insurance for the benefit of Mr. Dawson in 2007 and 2006, respectively.

(7)
On March 1, 2007, Mr. Dawson was granted options to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $0.38 per share (the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007) under the Five Star Products, Inc. 2007 Incentive Stock Plan.  See Agreement with Charles Dawson below.

(8)
This amount represents the dollar amount recognized for financial statement reporting purposes calculated in accordance with FAS 123R in fiscal 2007 in connection with the grant of 2,000,000 shares of Company common stock to Mr. Flegel on March 2, 2007, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the 0.36 per share closing price of the Company’s common stock on March 2, 2007. Such amount is being charged to compensation expense over the 36 month term of the agreement.  The charge for the year ended December 31, 2007 was $200,000.  In addition, on March 2, 2007, NPDC and Mr. Flegel entered into an agreement pursuant to which NPDC sold him 200,000 shares of its common stock at a price of $2.40 per share, or $480,000 in the aggregate.  He had the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock.  The value of the option to convert the NPDC stock held by him into shares of the Company which amounted to $264,000 is being recognized as compensation expense by the Company over the 36 month term of the agreement. For the year ended December 31, 2007, the Company recognized a compensation expense of approximately $73,333 in connection with the option.  See Agreement with S. Leslie Flegel below.

(9)	For Mr. Flegel, the amount reflected under “All Other Compensation” includes the pro-rated portion of his annual consulting fee of $100,000 per year. See Agreement with S. Leslie Flegel below.

(10)
For Mr. Sherman, the amount reflected under “All Other Compensation” includes: $1,895 and $9,452 for a Company-provided car; $5,841 and $14,245 for Company contributions to the Company’s 401(k) plan; and $5,062 and $3,157 in insurance premiums paid by the Company for life insurance for the benefit of Mr. Sherman in 2007 and 2006, respectively.

(11)
On March 1, 2007, Mr. Sherman was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to $0.38 per share (the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007) under the Five Star Products, Inc. 2007 Incentive Stock Plan.  See “Agreement with Bruce Sherman” below.

Overview of Material Agreements with our Named Executive Officers and Other Officers

The following is a summary of the material terms of material agreements pursuant to which compensation is paid to our named executive officers for their service with the Company and Five Star Group.  Each of the agreements described below was entered into 2007, except that this summary also includes a description of the material terms of an agreement entered into with Mr. Flegel, who resigned as Chairman and a director of the Company effective March 25, 2008.

Agreement with John C. Belknap

Mr. Belknap, who serves as a director of the Company and NPDC, the President and Chief Executive Officer of the Company and is an employee of NPDC, receives a salary of $300,000 from NPDC, of which, based on the amount of time Mr. Belknap spends working for the Company, $206,250, including benefits and taxes, was charged to the Company in 2007 and was reimbursed to NPDC by the Company.  In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of NPDC common stock at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of NPDC common stock on March 1, 2007.  Contingent upon Mr. Belknap’s continued employment with NPDC, the options will vest in three equal annual installments, the first of which vested on December 1, 2007.

In addition, pursuant to the Restricted Stock Agreement, dated as of March 2, 2007, between the Company and Mr. Belknap (the “Restricted Stock Agreement”), Mr. Belknap was granted 1,000,000 restricted shares of the Company’s common stock, vesting as described below:

•	333,000 of the shares vested upon the Company’s achievement of adjusted EBITDA (as defined in the Restricted Stock Agreement) of $5.0 million for the year ending December 31, 2007;

•
Contingent upon Mr. Belknap’s continued employment with the Company or NPDC, 333,000 of the shares will vest if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•
Contingent  upon Mr. Belknap’s continued employment with the Company or NPDC, 334,000 of the shares will vest if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•
Contingent upon Mr. Belknap’s continued employment with the Company or NPDC, to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest.

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

Under the 2006 Sherman Agreement, which had a term that commenced on October 18, 2006 and terminated on December 31, 2010 (unless terminated sooner according to its terms):

•	Mr. Sherman’s base annual salary was $262,500, with annual increases of not less than the greater of three percent and the percentage increase in the consumer price index for the prior year.

•	Mr. Sherman’s annual cash incentive award for 2006 would have been $75,000, provided that there was an increase in EBITDA for 2006 over 2005.

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

Under the 2006 Sherman Agreement, Mr. Sherman was granted options (subject to shareholder approval) to purchase up to 400,000 shares of Company common stock at an exercise price equal to the closing price of the common stock of the Company on October 18, 2006.  Contingent upon an annual increase in Five Star Group’s EBITDA for each year over the prior year, calculated in accordance with GAAP, the options were to be granted as follows:

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

The 2006 Sherman Agreement also contained non-compete and non-solicitation covenants.

Under the Amended Sherman Employment Agreement:

•	Mr. Sherman’s base annual salary is $262,500, with annual increases of not less than the greater of three percent and the percentage increase in the consumer price index for the prior year.

•	Mr. Sherman’s annual cash incentive award for 2006 was $75,000 and for 2007 was $406,950.

•
For all other years, Mr. Sherman is entitled to receive an annual cash incentive award equal to $500,000 multiplied by the actual percentage increase in EBITDA, if any, for the year in which the bonus is earned, over the prior year, based upon a baseline EBITDA of $1.6 million or actual, whichever is greater, but in no event to exceed $250,000 per year.

•	Mr. Sherman is also eligible to receive an additional annual super-bonus cash incentive award in an amount not to exceed $250,000 (assuming a 150% increase in EBITDA).

•	Five Star Group is required to provide Mr. Sherman with the use of an automobile.

In accordance with the Amended Sherman Employment Agreement and pursuant to the terms and conditions of the Stock Option Agreement, dated March 1, 2007, between the Company and Mr. Sherman (the “Sherman Stock Option Agreement”), and in lieu of the options granted under the 2006 Sherman Agreement, Mr. Sherman was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price equal to $0.38 per share (the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007). Mr. Sherman was granted the following options under the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Incentive Stock Plan”):

•
Options to purchase 133,200 shares of the Company’s common stock vested and became exercisable upon the Company’s achievement of adjusted EBITDA (as defined in the Sherman Stock Option Agreement) of $5.0 million for the year ending December 31, 2007;

•
Contingent upon Mr. Sherman’s continued employment with Five Star Group, options to purchase 133,200 shares of the Company’s common stock will vest and become exercisable if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•
Contingent upon Mr. Sherman’s continued employment with Five Star Group, options to purchase 133,600 shares of the Company’s common stock will vest and become exercisable if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•
Contingent upon Mr. Sherman’s continued employment with Five Star Group, to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest and become exercisable.

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

Agreement with Charles Dawson

Pursuant to the terms and conditions of the Stock Option Agreement, dated March 1, 2007, between the Company and Mr. Dawson (the “Dawson Stock Option Agreement”), Mr. Dawson, an Executive Vice President of Five Star Group, was granted options to purchase 125,000 shares of Company common stock at an exercise price equal to $0.38 per share, the closing price on March 1, 2007, and vesting as described below:

•	41,625 shares vested and became exercisable upon the Company’s achievement of adjusted EBITDA (as defined in the Dawson Stock Option Agreement) of $5.0 million for the year ending December 31, 2007;

•
Contingent upon Mr. Dawson’s continued employment with Five Star Group, 41,625 shares will vest and become exercisable if the Company achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•
Contingent upon Mr. Dawson’s continued employment with Five Star Group, 41,750 shares will vest and become exercisable if the Company achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•
Contingent upon Mr. Dawson’s continued employment with Five Star Group, to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three year period ending December 31, 2009, any previously unvested shares will vest and become exercisable.

Upon the occurrence of a change in control of the Company (as defined in the Dawson Stock Option Agreement), all unvested shares also will become fully vested and exercisable.

Agreement with S. Leslie Flegel

In connection with his appointment as Chairman of the Company on March 2, 2007, S. Leslie Flegel entered into a three-year agreement with the Company ending on March 1, 2010 (the “Flegel Agreement”).  Under the Flegel Agreement, Mr. Flegel was to receive an annual fee of $100,000 and be reimbursed (i) for all travel expenses incurred in connection with his performance of services to the Company and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the Flegel Agreement, Mr. Flegel was issued 2,000,000 shares of the Company’s common stock, all of which are fully vested and not subject to forfeiture.

During the term of the Flegel Agreement, Mr. Flegel agreed not to serve in an operating capacity as an executive officer with any other unaffiliated company. The Flegel Agreement also contained non-compete and non-solicitation covenants.

The Company was able to terminate the Flegel Agreement:

•	upon Mr. Flegel’s death or disability;

•	if Mr. Flegel engaged in conduct that was materially monetarily injurious to the Company;

•	if Mr. Flegel willfully and continually failed to perform his duties or obligation under the Flegel Agreement; or

•	upon a change of control (as defined in the Flegel Agreement) of the Company or the Company.

If the Flegel Agreement was terminated by the Company in accordance with the foregoing, the Company would have been required to pay Mr. Flegel his fee accrued, and reimburse him for any expense incurred only through the date the Flegel Agreement was terminated.

On the same date, Mr. Flegel also entered into the “NPDC Agreement” with NPDC.  Under the NPDC Agreement, Mr. Flegel purchased 200,000 shares of NPDC’s common stock, which he had the right to exchange any or all of into shares of Company common stock (which is held by NPDC) at the rate of six shares of Company Common Stock for each share of NPDC common stock.

On March 25, 2008,  Mr. Flegel resigned to pursue other interests; his resignation was not due to any disagreement with Five Star or NPDC.  Five Star’s Board of Directors has reduced the number of directors from five to four.

In connection with Mr. Flegel’s resignation, Five Star, NPDC and Mr. Flegel entered into an Agreement and Release, dated March 25, 2008, related to the purchase and sale of shares of NPDC common stock, par value $0.01 per share and Five Star common stock, par value $0.01 per share, which were originally sold or issued to him by NPDC and Five Star when he joined Five Star and NPDC.  Pursuant to the Agreement and Release, (1) the Company purchased 1,689,336 shares of common stock of Five Star Products from Mr. Flegel and 301,664 shares of common stock of Five Star Products from his family for $0.60 per share; and (2) the Company repurchased the 200,000 shares of common stock of the Company for $3.60 per share (which equates to $0.60 per share of common stock of Five Star Products had Mr. Flegel exercised his right to convert these shares of the Company’s common stock into shares of the common stock of Five Star Products).

Five Star will record a non-cash expense of approximately $1,100,000 in the first quarter of 2008 related to the Agreement and Release and the Sale Agreement.  The market value of Five Star Common Stock on March 25, 2008 was $0.38 per share.

Pursuant to the terms of the Agreement and Release, Mr. Flegel agreed to keep confidential any information regarding NPDC or Five Star’s business or strategy which is not publicly available that was acquired in the performance of his duties for NPDC or Five Star.  Mr. Flegel will be subject to one-year non-compete and non-solicitation covenants contained in the Agreement and Release.  Mr. Flegel also agreed in the Agreement and Release to a one-year standstill covenant, which generally prevents him, without the prior approval of the NPDC Board of Directors, from buying securities issued by NPDC or Five Star and from participating in a tender offer, proxy solicitation or other transaction involving any merger, consolidation or reorganization concerning NPDC, Five Star or either of their subsidiaries.

Under the Agreement and Release, NPDC and Five Star released Mr. Flegel, and Mr. Flegel released NPDC and Five Star, from any possible claims or causes of action, including any claims arising out of Mr. Flegel’s employment and/or consulting relationship with NPDC or Five Star and his service as an officer or director of either of NPDC or Five Star.  The parties did not agree to release future claims or to release NPDC or Five Star from any obligation to indemnify Mr. Flegel for his service as an officer or director of NPDC or Five Star.  For separate consideration under the Agreement and Release, Mr. Flegel agreed to release NPDC and Five Star from any and all claims under the federal Age Discrimination in Employment Act of 1967, as amended (subject to a seven-day revocation period that commenced at the time that Mr. Flegel signed the Agreement and Release).

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the current holdings of unexercised and unvested stock options and unvested stock awards for each of our named executive officers as of the fiscal year ended December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)		(#)	($)	(#)	($)
John C. Belknap (1)	0	0	0		0	0	1,000,000	690,000
Charles Dawson (1)	0	125,000	0.38	March 2, 2017	0	0	0	0
S. Leslie Flegel	0	0	0		0	0	0	0
Bruce Sherman (1)	0	400,000	0.38	March 2, 2017	0	0	0	0

(1)
If certain performance and service based conditions set forth under the executive’s agreement with the Company are satisfied, the option or restricted stock award reflected above may vest and become exercisable in installments over a period of three years, beginning in fiscal 2008, as shown in the table below.  In addition, any previously unvested shares may vest at the end of this three-year cycle if certain performance and service based conditions set forth under the executive’s agreement with the Company are satisfied.  Each executive’s unvested shares would immediately vest upon the occurrence of a change in control of the Company (as defined in each executive’s agreement with the Company). Based upon the Company’s achievement of adjusted EBITDA of $5,000,000 for the year ended December 31, 2007, the portion of each executive’s award that was subject to possible vesting in fiscal 2008, vested on March 31, 2008.

Name	Shares subject to possible vesting in fiscal 2008	Shares subject to possible vesting in fiscal 2009	Shares subject to possible vesting in fiscal 2010
John C. Belknap	333,000	333,000	334,000
Charles Dawson	41,625	41,625	41,750
Bruce Sherman	133,200	133,200	133,600

Additional details regarding the executives’ agreements with the Company are available in the narrative following the Summary Compensation Table above under the headings: “Agreement with John C. Belknap”, “Agreement with Charles Dawson” and “Agreement with Bruce Sherman”.

The following tables provide information concerning the holdings of unexercised and unvested options to purchase common stock of NPDC and awards of NPDC restricted stock for each of the named executive officers at the end of the 2007 fiscal year.

2007 NPDC STOCK OPTIONS

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
John C. Belknap (1)	133,000	266,667	2.45	February 28, 2017
Charles Dawson	0	0	0
S. Leslie Flegel	0	0	0
Bruce Sherman	0	0	0

(1) For a description of this award see “Agreement with John C. Belknap”.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

As discussed in the narrative following the Summary Compensation Table above, Mr. Sherman has entered into an amended employment agreement with Five Star Group since the beginning of fiscal 2007.  On December 31, 2007, Mr. Sherman was our only named executive officer who would have been entitled to any incremental payments or benefits from the Company upon the occurrence of certain termination events or upon a change in control of the Company, as described below.

Potential Payments to Bruce Sherman upon Termination or Change in Control

Under the Amended Sherman Employment Agreement, Mr. Sherman would not be entitled to any payments or benefits if he is terminated for the following reasons:

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

For the purposes of the quantifications below, termination by the Five Star Group for any of the reasons listed above would be considered termination for “cause.”

If Mr. Sherman’s employment is terminated due to: (i) his death or (ii) any physical or mental disability, then he would be entitled to receive his base salary as then in effect for the month during which termination occurred plus his base salary for the next four months.  He would be entitled to receive any annual cash incentive award for that year, prorated through the date of termination, if the termination event occurred more than six months into the year.  Mr. Sherman would be entitled to receive a pro-rated amount equal to the maximum amount that could have been earned by Mr. Sherman during the relevant fiscal year.  Under the Amended Sherman Employment Agreement, if Mr. Sherman’s employment had been terminated due to his death or disability on December 31, 2007, he would have been entitled to receive $497,775, which represents $90,825 for four months’ salary, and $406,950, which represents Mr. Sherman’s annual incentive award for fiscal 2007.

If Mr. Sherman’s employment agreement is terminated other than due to death or disability and other than for cause, he would be entitled to continue to receive (in weekly installments) his base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement.  Mr. Sherman also would be entitled to receive his annual cash incentive award, if any had been earned under the terms of his employment agreement, through the date of termination on a pro rata basis.  Under the Amended Sherman Employment Agreement, if Mr. Sherman’s employment had been terminated other than due to his death or disability and other than for cause on December 31, 2007, he would have been entitled to receive $1,224,374, which represents $817,424 in total salary payments remaining under the Amended Sherman Employment Agreement, and $406,950, which represents the annual incentive award Mr. Sherman earned in fiscal 2007.

Under the Amended Sherman Employment Agreement, if a “change in control” or “sale” of the Company (as described below) occurs during the term of the employment agreement, Mr. Sherman would be granted the unconditional, fully vested right to purchase up to 400,000 shares of Company common stock at a per share exercise price equal to the fair market value of a share of common stock on the date of the event.  The number of options granted would represent: (i) the total number of options that could have potentially vested and become exercisable under the Amended Sherman Employment Agreement if certain conditions, including the achievement of certain performance- and service-based vesting conditions, were satisfied over fiscal years 2007 through 2010 minus (ii) the number of options that had vested and become exercisable under the Amended Sherman Employment Agreement upon satisfaction of those conditions.  The options that could have potentially vested and become exercisable under the Amended Sherman Employment Agreement would terminate.  As of December 31, 2007, no options had vested or become exercisable under the Amended Sherman Employment Agreement.  Mr. Sherman’s right to receive and exercise the options to purchase these shares upon a change in control or sale of the Company will survive the expiration of the term of the employment agreement.  If a change in control or sale of the Company had occurred on December 31, 2007, Mr. Sherman would have received a grant of fully-vested options to purchase 400,000 shares of common stock at an exercise price equal to the fair market value on December 31, 2007 (the last business day of the 2007 fiscal year).

A change in control would be deemed to have occurred for the purposes of the employment agreement if any person who was not on October 1, 2006 the direct or indirect “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 15% or more of the combined voting power of the Company’s outstanding securities became such a beneficial owner of Company securities representing 25% or more of the combined voting power of the Company’s outstanding securities.

A “sale” of the Company would be deemed to have occurred if:

•
the Company engages in any transaction(s) with another entity and following such transaction(s) the Company’s stockholders immediately prior to such transaction(s) do not hold at least 50% of the voting power of the Company or its successor;

•	NPDC and its affiliates cease to own more than 60% of the Company’s voting stock; or

•	all or substantially all of the assets of the Company are sold.

Mr. Sherman is subject to confidentiality, non-competition and non-solicitation covenants under his employment agreement. The confidentiality covenant is not limited in duration. Depending upon the numbers of years Mr. Sherman has served prior to the termination event, the non-competition and non-solicitation covenants will remain in effect for a period of 18 months to six months. If Mr. Sherman violates the non-competition and non-solicitation covenants, the term of each violated covenant would be automatically extended for an additional period of time. In addition, the Company would have the right to require Mr. Sherman to account for and pay over to the Company all profits or other benefits derived or received by the Mr. Sherman as a result of any transactions constituting a breach of each such covenant violated.

DIRECTOR COMPENSATION (1), (2)

The following table details the compensation paid to our non-employee directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Harvey P. Eisen (2)	0	0	0 (5)
Carll Tucker (1)	36,000(3)	0	0 (5)	36,000
Jerome I. Feldman (4)	0	0	0 (5)
John Moran (1)	(3)	0	0 (5)

(1)	Messrs. Feldman, Dawson, Moran and Tucker resigned from the Board effective March 1, 2007. Mr. Tucker rejoined the Board effective August 8, 2007.

(2)
Messrs. Dawson, Sherman and Eisen did not receive any additional compensation for their services as Company directors because employees of the Company or its subsidiaries or of NPDC do not receive additional compensation for serving as directors.  Information regarding compensation paid to Messrs. Dawson and Sherman is located in the Summary Compensation Table above. Information regarding compensation paid to Mr. Eisen for his service as Chairman of the Board and Chief Executive Officer of NPDC is reported in full in the Summary Compensation Table contained in NPDC’s 2008 proxy statement filed with the SEC on April 29, 2008.

(3)
During 2007, directors who were not officers or employees of the Company or its subsidiaries or of NPDC received $1,500 for each meeting of the Board of Directors attended, and generally did not receive any additional compensation for service on the committees of the Board of Directors, except for Mr. Tucker, who received $25,000 for serving as the sole member of a Special Committee.

(4)
Mr. Feldman did not receive any additional compensation for his services as a director or as Chairman of the Company’s Board during fiscal 2006.  However, Mr. Feldman served as the Chairman and Chief Executive Officer of NPDC, the Company’s parent, through May 31, 2007.  As discussed below under “Transactions with Related Persons, Promoters and Certain Control Persons”, the Company and NPDC entered into a management agreement through which the Company paid NPDC fees for services provided to the Company by employees of NPDC.  The Company estimates that the amount allocable under this management agreement for Mr. Feldman in fiscal 2007 was $50,000.  This amount was part of Mr. Feldman’s compensation as Chief Executive Officer of NPDC and is reported in full in the Summary Compensation Table contained in NPDC’s 2008 proxy statement filed with the SEC on April 29, 2008.

(5)
No equity awards were granted to Company directors in fiscal 2007. However, certain directors had exercisable options awards outstanding at 2007 fiscal year end:  Mr. Feldman, 150,000 options outstanding; Mr. Moran, 150,000 options outstanding; and Mr. Tucker, 50,000 options outstanding.  Mr. Tucker exercised his options in March 2007 and recognized $17,500 of income on the exercise.  The options held by Messrs. Feldman and Moran expired in January 2007.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

 The following table sets forth the beneficial ownership of the Company’s outstanding common stock as of April 21, 2008 by each person who is a director or named executive officer of the Company, naming each such person, and all persons who are currently directors and executive officers of the Company as a group.  There were 16,842,577 shares of Company common stock issued and outstanding on April 21, 2008.

Security Ownership of Directors and Executive Officers

Name	Amount and Nature of Beneficial Ownership	Percent of Class
John C. Belknap	333,000 (1)	1.98%
Charles Dawson	41,625(2)	*
S. Leslie Flegel	0 (3)	0
Bruce Sherman	133,200(4)	*
Harvey P. Eisen	0	0
Carll Tucker	0	0
Current directors and executive officers as a group (7 persons) (5)	550,075	3.27%

* The number of shares owned is less than one percent of the outstanding shares.

(1)	Represents 333,000 shares of restricted common stock of the Company, which have currently vested.

(2)	Represents options to purchase 41,625 shares of Company common stock, all of which are currently exercisable

(3)	Effective March 25, 2007, Mr. Flegel had sold all his shares of the Company’s common stock and was no longer a director or officer of the Company.

(4)	Represents options to purchase 133,200 shares of Company common stock, all of which are currently exercisable

(5)
Includes Messrs. Belknap, Dawson, Flegel and Sherman, each of whom is a named executive officer of the Company, Messrs. Eisen and Tucker, each of whom is a director of the Company, and Mr. Sobotko who is an executive officer of the Company.

Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 21, 2008 by each person who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
National Patent Development Corporation/ JL Distributors, Inc. 10 East 40th Street, Suite 3110 New York, NY 10016	19,619,078 (1)	82.29%

(1)
Based on a Schedule 13D/A filed jointly by NPDC and JL Distributors, Inc. (“JL”) on April 4, 2008.  NPDC has sole voting power and sole dispositive power with respect to 12,619,078 shares.  NPDC and JL have shared voting power and shared distributive power with respect to 7,000,000 shares.

 Ownership of Related Companies

Some of our current directors and named executive officers, and a current executive officer who is not a named executive officer, own equity securities of NPDC, our parent.  The following table and footnotes set forth the beneficial ownership, as of April 21, 2008, of the shares of common stock of NPDC held by each person who by each person who is a director or named executive officer of the Company, naming each such person, and all persons who are currently directors and executive officers of the Company as a group.  There were 16,780,467 shares of NPDC common stock issued and outstanding on April 21, 2008.  All information is taken from or based upon ownership filings made by such individuals with the SEC or upon information provided by such individuals.

Ownership of Related Companies

Name	Amount and Nature of Beneficial Ownership	Percent of Class
John C. Belknap	133,333 (1)	*
Charles Dawson	0	0
S. Leslie Flegel	0 (2)	0
Bruce Sherman	0	0
Harvey P. Eisen	4,030,586(3)	23.74%
Carll Tucker	0	*
Directors and executive officers as a group (7 persons) (6)	4,197,252 (4)	24.56%

* The number of shares owned is less than one percent of the outstanding shares.

(1)	Includes 133,333 shares of NPDC common stock covered by options currently exercisable

(2)	Effective March 25, 2007, Mr. Flegel had sold all his shares of NPDC’s common stock and was no longer a director of NPDC.

(3)
Includes 3,189,400 shares of NPDC common stock beneficially owned by Bedford Oak Advisors, LLC (“Bedford Oak”) 7,853 shares of NPDC common stock individually owned by Mr. Eisen and 833,333 shares of NPDC common stock covered by options currently exercisable.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn.

(4)
Includes Messrs. Belknap, Dawson, Flegel and Sherman, each of whom is a named executive officer of the Company, Messrs. Eisen and Tucker, each of whom is a director of the Company, and Mr. Sobotko, who is an executive officer of the Company.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,642,000	$0.51	525,000

(1)
The Company’s 2007 Incentive Stock Plan (the “2007 Plan”) was approved and adopted by the Board of the Company on March 1, 2007 and the shareholders of the Company on December 20, 2007.  The 2007 Plan provides of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock as the Compensation Committee may determine.  Such grants may be made to officers, employees or members of the Board of Directors of the Company and its subsidiaries as well as the Company’s consultants, agents, advisors and independent contractors in exchange for bona fide services rendered.  The number of shares of common stock to be reserved and available for awards under the 2007 Stock Plan (subject to certain adjustments as provided therein) is 2,500,000.

The Company’s 1994 stock option plan, as amended, became effective on January 1, 1994 (the “1994 Plan”).  The 1994 Plan was approved by the Board and the then-sole shareholder of the Company.  The 1994 Plan was amended by the Board on January 1, 2002 to increase the number of shares of common stock available thereunder from 2 million to 4 million.  The 1994 Plan provides for grants of non-qualified stock options, and prior to the 2002 amendment provided for incentive stock options, to employees and consultants of the Company and its subsidiaries.  After the 2002 amendment, the Company could not grant further incentive stock options under the 1994 Plan.  After January 1, 2004, no options may be granted under the 1994 Plan.  All stock option grants have an exercise price per share of no less than the fair market value per share of common stock on the grant date and may have a term of no longer than 10 years after the grant date.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Indevus

On November 12, 2004, NPDC entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company and Chairman, Chief Executive Officer and a director of NPDC, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of NPDC, which was utilized to exercise an option held by NPDC to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by NPDC, including the purchased shares.    On January 11, 2005, NPDC prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by NPDC on the sale of certain Valera shares.

As a result of the acquisition of Valera by Indevus  this obligation presently relates to the sale of Indevus shares by NPDC. From June 2007 through and including September 12, 2007, NPDC sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by NPDC for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among NPDC, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by NPDC upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by NPDC upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by  NPDC.  The aggregate amount paid in 2007 towards the profit sharing was $922,000.

NPDC continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If the remaining milestones are achieved, NPDC will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights.

Management Services Agreement

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

Fees incurred under the agreement totaled $527,000 and $370,000, for the years ended December 31, 2007 and 2006 and are included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2007 and 2006, the amounts due to NPDC under the agreement were $108,000 and $58,000, respectively.

In addition, NPDC incurred certain expenses on behalf of Five Star, primarily involving insurance, legal and other professional expenses. Five Star reimbursed NPDC for such expense, which amounted to approximately, $561,000 and $234,000 for the years ended December 31, 2007 and 2006, respectively.

Related Person Debt

The Company’s wholly-owned subsidiary, Five Star Group, issued a $2,800,000 unsecured note (the “JL Note”) payable to JL Distributors, Inc. (“JL”), a wholly-owned subsidiary of NPDC following the spin-off of NPDC from GPS, its former parent, on November 24, 2004.  The JL Note bore interest at 8%, payable quarterly, and matured on June 30, 2005.  On June 30, 2005, NPDC and the Company agreed to extend the JL Note for a one-year term maturing on June 30, 2006 through the issuance by the Company to JL of a new promissory note on substantially the same terms as the original JL Note (the “Extended Note”).  In consideration to NPDC for the Extended Note, the Company paid NPDC a fee of $28,000, representing one percent of the JL Note’s outstanding balance.  In addition, the interest rate on the Extended Note was increased to 9%.  On July 28, 2006, the Company and NPDC agreed to extend the Extended Note for a one-year term maturing on June 30, 2007.  In consideration to NPDC for the extension of the Extended Note, the Company paid NPDC a fee of one percent of the Extended Note’s outstanding balance, or $28,000, during July 2006.  The interest rate on the Extended Note remained at 9%.

On March 2, 2007, the Company and JL amended the Extended Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Extended Note, at its option, may convert the principal of the Extended Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Extended Note to eliminate the Company’s right to prepay the Extended Note prior to maturity.  The Company also granted JL certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Extended Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products and JL.

The Note is subordinated to Five Star Group’s indebtedness under its Loan and Security Agreement with Bank of America Business Capital.  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.

Other Related Person Transactions

Agreement with Ira J. Sobotko

 Pursuant to the terms and conditions of the Stock Option Agreement, dated July 17, 2007, between the Company and Mr. Sobotko (the “Sobotko Stock Option Agreement”), Mr. Sobotko, who serves as Senior Vice President, Finance, Secretary and Treasurer of the Company and as Vice President, Finance, Secretary and Treasurer of NPDC, was granted options to purchase 125,000 shares of Company common stock at an exercise price equal to $0.78 per share, the average of the closing bid and asked prices of the Company common stock on July 17, 2007, under the Company’s 2007 Incentive Stock Plan, vesting as follows:

•
Options to purchase 41,625 shares of Company common stock vested and became exercisable upon the Company’s achievement of adjusted EBITDA (as defined in the Sobotko Stock Option Agreement) of at least $5.0 million for the year ending December 31, 2007;

•
Contingent upon Mr. Sobotko’s continued employment with the Company, options to purchase 41,625 shares of Company common stock will vest and become exercisable if the Company achieves adjusted EBITDA of at least $7.5 million for the year ending December 31, 2008; and

•
Contingent upon Mr. Sobotko’s continued employment with the Company, options to purchase 41,750 shares of Company common stock will vest and become exercisable if the Company achieves adjusted EBITDA of at least $11.25 million for the year ending December 31, 2009.

To the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest and become exercisable.  Notwithstanding any contrary provision of the stock option agreement, if Mr. Sobotko is employed by the Company as of December 31, 2008 or December 31, 2009, Mr. Sobotko shall be entitled to the vesting of his options for that fiscal year, regardless of whether his employment terminates prior to the formal determination of vesting (i.e., the adjusted EBITDA calculations) for such fiscal year.  Upon the occurrence of a change in control (as defined in the Sobotko Stock Option Agreement) of the Company or NPDC, all unvested shares also will become fully vested and exercisable.

In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between NPDC and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of NPDC common stock at an exercise price equal to $2.68 per share, the average of the closing bid and asked prices of NPDC common stock on July 30, 2007, under NPDC’s 2003 Incentive Stock Plan.  Contingent upon Mr. Sobotko’s continued employment with NPDC:

•	Options to purchase 33,333 shares of NPDC common stock will vest and become exercisable on July 30, 2008;

•	Options to purchase 33,333 shares of NPDC common stock will vest and become exercisable on July 30, 2009; and

•	Options to purchase 33,334 shares of NPDC common stock will vest and become exercisable on July 30, 2010.

Upon the occurrence of a change in control of NPDC (as defined in the Sobotko NPDC Stock Option Agreement), all unvested shares shall become fully vested and exercisable.

Mr. Sobotko receives an annual salary of $200,000 from NPDC, of which $103,122 was reimbursed by the Company to NPDC in 2007, based on the amount of time Mr. Sobotko spent working for the Company.

Agreement with Harvey P. Eisen

From and after June 1, 2007, Mr. Eisen, who at such time served, and who currently serves, as a director of NPDC, and is currently a director of the Company, commenced serving in the additional positions as Chairman of the Board, President and Chief Executive Officer of NPDC.  Effective upon the commencement of his service as Chairman of the Board, President and Chief Executive Officer of NPDC, Mr. Eisen received an annual salary of $100,000 from NPDC.

On March 1, 2007, in connection with its decision to appoint Mr. Eisen to the executive positions described above, the NPDC Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of NPDC common stock, pursuant to NPDC's 2003 Incentive Stock Plan (the “2003 Plan”), at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of NPDC common stock on March 1, 2007.  The options vest in three equal annual installments, the first of which vested on March 1, 2008.  Upon the occurrence of a change in control of NPDC (as defined in the contract relating to the aforesaid options), all unvested options also will become fully vested.

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

 On March 14, 2007, the Schilit Agreement was amended to provide that, if Mr. Schilit should die during the term thereof, the Company would (i) pay Mr. Schilit’s spouse or estate the weekly consulting fee for the remainder of the term of the agreement and (ii) continue to provide certain medical, life insurance and disability benefits in accordance with the relevant benefit plan or as required by law.  It was further amended to state that if Mr. Schilit’s services under the agreement are terminated due to his incapacity, the Company will continue to (A) pay him the weekly consulting fee for the remainder of the term of the agreement, (B) provide certain life insurance and disability benefits in accordance with the relevant benefit plan or as required by law and (C) provide certain medical benefits for the remainder of the term of the agreement. The amendment was effective as of February 28, 2007.  Mr. Schilit was paid $58,926 in 2007 prior to March 14, 2007 and $139,354 in 2007 under the terms of the Schilit Agreement.

Compensation Arrangement with Neal Collins

Mr. Collins served as Chief Financial Officer of the Company through July 2007 and as Vice President through April 2008.  Mr. Collins received salary and bonus of $108,114 and $121,419 for 2007 and 2006, respectively.

Other Agreements

For details of agreements with Messrs. Belknap, Sherman, Flegel and Dawson, see the summaries of such agreements in the narrative following the Summary Compensation Table.

 Compensation Arrangements and Agreements

Summaries of the compensation arrangements and agreements in which the Company and its current and former executive officers and directors are participants and where the amount involved exceeds $120,000, since the beginning of the Company’s 2007 fiscal year, and for the 2006 fiscal year, are included in the narrative following the Summary Compensation Table above.

Majority Shareholder

For details regarding the percentage of voting securities owned, and the basis of control, by NPDC, the majority shareholder of the Company, see the tabular disclosure under the heading “Principal Stockholders” in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Director Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been growing public and regulatory focus on the independence of directors.  The Company is not subject to the listing requirements of any securities exchange, including The Nasdaq Stock Market (“Nasdaq”), because the common stock of the Company is traded on the over-the-counter bulletin board.  In August 2007, however, the Board adopted the standards for independence for Nasdaq-listed companies, and the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the criteria established by Nasdaq and the SEC for determining Audit Committee member independence.

The Board determines the independence of its members through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director.  In making each of these independence determinations, the Board considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning his independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules’ listing requirements and the SEC rules, the Board has reviewed all relationships between each director and the Company and, based on this review, the Board has also determined that Mr. Tucker currently qualifies and in 2007 qualified as independent in accordance with Nasdaq’s independence criteria.  Messrs. Belknap, Eisen and Sherman, each of whom is a current director of the Company, and Mr. Flegel, who is a former director of the Company, are not and were not in 2007 independent in accordance with Nasdaq independence criteria or for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because each of them currently is, or was in the case of Mr. Flegel, employed by the Company, NPDC or Five Star Group.

The Board did not determine whether John Moran, Jerome I. Feldman or Charles Dawson, each of whom served as a Company director in 2007, qualified as “independent” under Nasdaq independence criteria because each resigned from the Board effective March 1, 2007.

 ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for services rendered for 2007 and 2006 by Eisner LLP were as follows:

	2007	2006

Audit Fees (1)	$233,850	$160,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees (2)	$14,450	$0

Total	$248,300	$160,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2)	Includes fees related to the audit of the Company’s 401(k) plan.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies.  In fiscal 2008, all audit services to be performed by Eisner LLP require pre-approval by the Board in accordance with pre-approval policies established by the Board.  The procedures require all proposed engagements of Eisner LLP for services of any kind be directed to the Board prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2007 were approved in advance by the Board of Directors.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

Date: April 29, 2008	By:	/s/ JOHN C. BELKNAP
John C. Belknap
President and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith