Form 10-Q
period 2008-03-31
FIVE STAR PRODUCTS INC
filed 2008-05-15
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 12, 2008, there were 16,842,577 shares of the registrant’s common stock, $0.01 par value, outstanding.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.                Financial Statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash	$3	$3
Accounts receivable, net	19,419	11,254
Inventory	32,990	26,965
Deferred income taxes	496	469
Prepaid expenses and other current assets	572	1,151
Total current assets	53,480	39,842

Machinery and equipment, net	763	833
Deferred income taxes	190	24
Other assets	15	391
Total Assets	$54,448	$41,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$27,476	$19,303
Accounts payable and accrued expenses (including due to affiliates of $73 and $129)	17,485	12,211
Total current liabilities	44,961	31,514
Convertible note payable to NPDC	2,800	2,800
Total Liabilities	47,761	34,314

Stockholders' equity
Common stock	198	195
Additional paid-in capital	10,218	9,544
Accumulated deficit	(3,003)	(2,296)
Accumulated other comprehensive (loss) income	(26)	33
Treasury stock, at cost	(700)	(700)
Total stockholders' equity	6,687	6,776
	$54,448	$41,090

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2008	2007

Sales	$31,469	$29,861
Cost of goods sold	26,293	25,133
Gross margin	5,176	4,728

Selling, general and administrative expenses	(4,431)	(3,590)
Charge related to resignation of Chairman of the Board	(1,096)

Operating income (loss)	(351)	1,138

Other income	9	18

Interest expense (including $63 in 2008 and in 2007 for NPDC convertible note)	(365)	(342)

Income (loss) before income taxes	(707)	814

Income tax benefit (expense)	-	(354)

Net income (loss)	$(707)	$460

Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge	(98)	(60)
Tax (expense) benefit	39	24

Comprehensive income (loss)	$(766)	$424

Net income (loss) per share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(707)	$460
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation and amortization	79	86
Interest rate collar	1	(6)
Equity based compensation	1,196	42
Deferred tax benefit	(154)	(74)
Changes in other operating items:
Accounts receivable	(8,165)	(7,565)
Inventory	(6,025)	(2,981)
Prepaid expenses and other assets	337	(762)
Accounts payable and accrued expenses	5,274	9,759
Net cash used in operating activities	(8,164)	(1,041)

Cash flows used in investing activities:
Additions to property, plant and equipment	(9)	(143)

Cash flows from financing activities:
Net proceeds from short-term borrowings	8,173	1,184

Net change in cash	-	-
Cash at beginning of period	3	3
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$340	$330
Income taxes	$3	$49

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Condensed Balance Sheet as of March 31, 2008 and the Consolidated Condensed Statements of Operations and Comprehensive Income and Cash Flows for the three months ended March 31, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Consolidated Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments, which, except for the non-cash compensation charge referred to in Note 4, are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

Description of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves independent retail dealers in the Northeast and Mid-Atlantic states. Five Star operates two distribution centers, located in Newington, Connecticut and East Hanover, New Jersey.   All operations are coordinated from Five Star’s New Jersey headquarters.  At March 31, 2008, National Patent Development Corporation (“NPDC”) owns 75% of the outstanding common stock of the Company and beneficially owns approximately 82% of the Company’s common stock assuming conversion of a convertible note of the Company held by a wholly-owned subsidiary of NPDC. See Note 7.

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

Inventory.  Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products, and includes allocated costs incurred in procurement, warehousing and handling on inventories.

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expenses. These costs amounted to $1,375,000 and $1,300,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Fair value of financial instruments.  The carrying value of cash and cash equivalents accounts receivable and accounts payable approximate estimated fair values because of short maturities. At March 31, 2008 and December 31, 2007, the fair value of the Company’s $2,800,000 fixed rate convertible note payable to NPDC is approximately $2,870,000 and $4,830,000, respectively, based on $0.40 per share fixed conversion price and market price of the Company’s common stock at March 31, 2008 and December 31, 2007. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Stock based compensation.  The Company accounts for stock based compensation pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008 which did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. Although, this statement became effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

2.            Acquisition of Right-Way Dealer Warehouse

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

The results of operations of Right-Way are included in the consolidated financial statements of the Company from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of Right-Way as if it had occurred at January 1, 2007. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by the Company.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)	Three Months Ended March 31, 2007
Sales	$34,195
Net loss	(175)

Loss per share:
Basic and diluted	$(0.01)

3.            Stock Compensation

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), which was approved by the Company’s shareholders in December 2007. Under the 2007 Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Company common stock to officers, employees or members of the Board of Directors of the Company and its subsidiaries. The Company is authorized to grant an aggregate of 2,500,000 shares of Company common stock under the 2007 Plan.  The Company may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 2, April 5 and July 17, 2007, the Company granted options under the 2007 Plan to purchase an aggregate of 250,000, 200,000 and 125,000 shares of Company common stock with exercise prices of $0.38, $0.75 and $0.78 per share, respectively, to certain of the Company’s executives.  The options vest only upon the achievement by the Company of certain EBITDA targets for each of the three consecutive fiscal years beginning with the fiscal year ended December 31, 2007, or in aggregate for such three-year period, and are contingent upon continued employment with the Company.

Additionally, on March 2, 2007, the Company modified the EBITDA targets for 400,000 options granted to an executive officer of the Company in October 2006, for which no compensation expense was recognized in the fiscal year ended December 31, 2006, as achievement of performance criteria was determined to be less than probable.  The Company estimated the aggregate fair value of the 650,000, 200,000 and 125,000 options granted to be $185,000, $97,000 and $62,000, respectively, based on the Black-Scholes valuation model.

Because the performance target for the year ended December 31, 2007 was achieved and the employment of each of the grantees continued on March 31, 2008, options to purchase an aggregate of 342,000 shares vested on March 31, 2008 and related compensation expense of $24,000 was recognized with respect to these options for the three months then ended.  The Company estimates that achievement of the 2008 performance target is less than probable and therefore no compensation expense has been recognized in the three months ended March 31, 2008 with respect to the portion of the above grants which vest based on achievement of the 2008 EBITDA target.

As of March 31, 2008, there was $235,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, assuming certain adjusted EBITDA targets are met, which on a weighted-average basis is approximately 1.9 years.

Activity relating to stock options granted by the Company is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (*)

Options outstanding at December 31, 2007	975,000	0.51	9.2	$201,500
Options outstanding at March 31, 2008	975,000		9.0	$19,500
Options vested and expected to vest	325,000	0.51	9.0	$6,500
Options exercisable at March 31, 2008	325,000	0.51	9.0	$6,500

*	The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

On March 2, 2007, the Company granted to its President and Chief Executive Officer 1,000,000 shares of restricted stock, valued at $0.38 per share (representing an aggregate value of $380,000), which will vest if the Company meets certain EBITDA targets for 2007 and the subsequent two consecutive years, contingent upon his continued employment with the Company and NPDC.  Because the performance target for the fiscal year ended December 31, 2007 was met, 333,000 shares of restricted stock vested on March 31, 2008 and related compensation expense of $21,000 was recognized for the three months then ended.  At March 31, 2008, $253,000 remains to be charged over the lesser of the remaining 23 months or the term of employment, provided certain adjusted EBITDA targets are met; however, the Company has determined that achievement of the 2008 performance target is less than probable and therefore no compensation expense was recognized with respect to the portion of the above grant which vests based on the achievement of the 2008 performance target.

4.            Shareholders equity

On March 2, 2007, S. Leslie Flegel was named a director of NPDC and was appointed Chairman of the Board of the Company.  Mr. Flegel entered into a three-year agreement with the Company, which was to expire on March 1, 2010 and provided for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for the Company and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office.  In addition, Mr. Flegel was issued 2,000,000 shares of Company common stock, all of which were fully vested and not subject to forfeiture.   The 2,000,000 shares of Company common stock were valued at $720,000 based on the closing price of Company common stock on March 2, 2007, which was the date of grant.  Such amount was being charged to compensation expense over the term of the agreement.

On March 2, 2007, NPDC and Mr. Flegel entered into an agreement pursuant to which NPDC sold to Mr. Flegel 200,000 shares of NPDC common stock at a price of $2.40 per share, or $480,000 in the aggregate.  Mr. Flegel had the right to exchange any or all of the 200,000 shares of NPDC common stock for Company common stock held by NPDC at the rate of six shares of Company common stock for each share of NPDC common stock.  The value of the option to convert the NPDC stock held by Mr. Flegel into shares of Company common stock, which amounted to $264,000, was being recognized as compensation expense by the Company over the three-year term of the agreement.

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of the Company, and as a director of NPDC, effective immediately. In connection with Mr. Flegel’s resignation, the Company, NPDC and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to NPDC (i) 200,000 shares of NPDC common stock, which were exchangeable into an aggregate of 1,200,000 shares of Company common stock owned by NPDC, at $3.60 per share  (which equates to $0.60 per share of Company common stock had Mr. Flegel exercised his right to exchange these shares of NPDC common stock into shares of Company common stock) and (ii) 1,698,336, shares of Company common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to NPDC an additional 301,664 shares the Company common stock at $0.60 per share.  The Company recorded a non-cash compensation charge of $1,096,000 in the first quarter of 2008 related to the above transactions, including the unamortized portion of the value of the 2,000,000 shares of Company common stock issued ($480,000) and the option to convert the 200,000 shares of NPDC common stock ($176,000) discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Company common stock on the date of the agreement to acquire such shares. In connection with the acquisition by NPDC of the 200,000 shares of NPDC common stock, $176,000 was accounted for as a settlement of the option to acquire Company common stock and a related capital contribution.  Accordingly, additional paid-in capital was charged and credited for such amount. Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”) amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 5).

Mr. Flegel agreed to be subject to one-year non-compete, standstill and non-solicitation covenants. In addition, his three year agreement was terminated upon his resignation.

5.            Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with the Lender.  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows the Company to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (4.57% at March 31, 2008) for borrowings not to exceed $15,000,000, and the prime rate (5.25% at March 31, 2008) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that the Company achieves and maintains certain performance benchmarks.  At March 31, 2008 and December 31, 2007, approximately $27,476,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,390,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of the Company’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

In connection with the Loan Agreement, the Company also entered into an interest rate swap with the Lender, which has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, the Company will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to the Company a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.  The fair value of the interest rate swap amounted to $(29,000) and $69,000 at March 31, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying balance sheets.

On June 17, 2004, the Company also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000.  The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to the Company the difference between LIBOR and 2.25%, on the same notional principal amount.  The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, the Company will pay to the Lender the difference between LIBOR and 5.75% on the same notional principal amount.

6.            Derivatives and hedging activities

The interest rate swap and interest rate collar entered into by the Company in connection with its loan agreement are being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  During the three months ended March 31, 2008 and 2007, the Company recognized a loss of $1,000 and a gain of $6,000, respectively, as part of other income for the changes in the fair value of the interest rate collar. Reductions in the fair value of the interest rate swap amounted to $98,000 and 60,000 for three months ended March 31, 2008 and 2007, respectively.

7.            Related party transactions

(a)           Management agreement

NPDC provides legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement, for a fee that was $40,000 per month from April 2007 through March 31, 2008. The fee for the three months ended March 31, 2007 was approximately $28,000 per month. The management services agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof.  In addition, the Company agreed to reimburse NPDC for $16,666 per month for Mr. Feldman’s (NPDC’s former Chief Executive Officer) service to the Company effective October 1, 2004 through May 31, 2007, the termination date of Mr. Feldman’s contract. The management services agreement was renewed for 2008.

Fees incurred under the management services agreement totaled $120,000 and $83,000, for the three months ended March 31, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

In addition, NPDC incurred certain expenses on behalf of the Company, primarily involving insurance, legal and other professional expenses. The Company reimbursed NPDC for such expenses, which amounted to approximately $208,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively.

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

On March 2, 2007, the Company and NPDC amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted NPDC certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and NPDC.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For each of the three months ended March 31, 2008 and 2007, the Company incurred interest expense on the Note of $63,000.

The Note is subordinated to the indebtedness under the Loan Agreement (see Note 5).

(c)           Other related party transactions

On April 5, 2007, the Company, in connection with its acquisition of Right-Way entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of the Company. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the warehouse for the three month ended March 31, 2008 was $81,000.  The Company also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

On March 25, 2008, in connection with Mr. Flegel’s resignation as director and Chairman of the Board of the Company, and as a director of NPDC, the Company, NPDC and Mr. Flegel entered into an agreement pursuant to which NPDC acquired from Mr. Flegel shares of NPDC common stock that had been exchangeable into shares of Company common stock, and the Company acquired from Mr. Flegel, his children and his grandchildren shares of Company common stock that had been beneficially owned by them.  See Note 4.

8.            Earnings per share

Earnings per share (EPS) for the quarter ended March 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Basic EPS
Net income (loss)	$(707)	$460

Weighted average shares outstanding	16,513	15,063

Basic earnings per share	$(0.04)	$0.03

Diluted EPS
Net income		$460
Interest on convertible note, net of tax		12
Income available to common stockholders and assumed conversions		$472

Weighted average shares outstanding		15,063
Dilutive effect of stock options		112
Common shares issuable on conversion of note		194
Diluted weighted average shares outstanding		15,369

Diluted earnings per share	$(0.04)	$0.03

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potential dilutive common shares outstanding, upon exercise of outstanding options using the treasury stock method and conversion of the Note to NPDC. As of March 31, 2008, there are 7,566,667 potentially dilutive shares issuable upon exercise of the options and conversion of note payable to NPDC.

9.   Income taxes

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of the Company (see Note 4) a non-cash compensation expense of $1,096,000 was recorded of which $704,000 did not result in a tax benefit. Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax period. This resulted in no tax benefit being recorded for the three months ended March 31, 2008.

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

Overview

Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.  At March 31, 2008, NPDC own approximately 75% of the outstanding shares of common stock of the Company.

The following key factors affect Five Star’s financial and operation performance:

•	its ability to negotiate the lowest prices from its suppliers;

•	its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses;

•	the housing market in general;

•	consumers’ confidence in the economy;

•	consumers’ willingness to invest in their homes;

•	weather conditions that are conducive to home improvement projects;

•	new U.S. housing starts;

•	sales of existing homes;

•	sales of high margin products to its customers; and

•	purchases from each vendor.

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

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000 (see Note 2 to the Consolidated Condensed Financial Statements).  The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations, which sells paint sundry and hardware supplies to local retail stores.

 Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way, to serve as Senior Vice President of Sales for Five Star Group.

Results of Operations

The Company had a loss before income taxes of $707,000 for the quarter ended March 31, 2008, as compared to income before income taxes of $814,000 for the quarter ended March 31, 2007.  The loss was primarily attributable to (i) a $1,096,000 non cash compensation expense related to the termination of  the Company’s agreement with Mr. Flegel (see Note 4 to the Consolidated Condensed Financial Statements), which is reflected in Charge related to resignation of Chairman of the Board in the Consolidated Condensed Statement of Operations, (ii) increased general and administrative expenses primarily due the acquisition of Right-Way in April 2007, and (iii) increased selling expenses due to increased sales.  The loss for the quarter ended March 31, 2008 was partially offset by increased gross margin due to increased sales.

Sales

The Company had sales of $31,469,000 for the quarter ended March 31, 2008, as compared to sales of $29,861,000 for the quarter ended March 31, 2007.  The increased sales of $1,608,000 were primarily due to: (i) sales generated by Right-Way Brooklyn (the Company’s Cash and Carry facility purchased in April 2007); and (ii) Cabot drop ship sales that occurred in the second quarter of the 2007 fiscal year being shipped in the first quarter of 2008 due to a change in the program by Cabot.  The increased sales for the quarter ended March 31, 2008 were offset by reduced sales out of the Company’s New Jersey and Connecticut warehouses due to an overall weakness in the marketplace.

Gross margin

Gross margin increased to $5,176,000, or 16.4% of net sales, for the quarter ended March 31, 2008, as compared to $4,728,000, or 15.8% of net sales, for the quarter ended March 31, 2007. The increased gross margin of $448,000 is due to (i) increased sales of $1,608,000, and (ii) increased gross margin percentage due to increased vendors allowances earned in the period, and were offset by increased warehouse expenses due to an overall increase in operating costs due to Right-Way and increased prices.

Selling, general and administrative expense

The Company had selling, general and administrative (“SG&A”) expense of $4,431,000 for the quarter ended March 31, 2008, as compared to $3,590,000 for the quarter ended March 31, 2007. The increase in SG&A of $841,000 was due to: (i) increased selling expenses of $162,000 as a result of increased commissions due to increased sales and other sales related operating expenses; (ii) increased general and administrative expenses of $517,000 due to increased costs incurred due to Right-Way; and (iii) a general increase in operating costs.

Interest expense

The Company had interest expense of $365,000 for the quarter ended March 31, 2008, as compared to interest expense of $342,000 for the quarter ended March 31, 2007.

Income taxes

The effective income tax rate was 0% for the three months ended March 31, 2008, compared to an effective income tax rate of 43.5% for the three months ended March 31, 2007.  The effective income tax rate for the three months ended March 31, 2008 included a discrete item, having the effect of reducing the income tax benefit by $300,000.  The discrete item related to non-deductible non-cash compensation charges of $704,000 in the first quarter of 2008, as a result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of the Company (see Note 4 to the Consolidated Condensed Financial Statements).

Liquidity and Capital Resources

At March 31, 2008, the Company had cash of $3,000.  Management believes that the current borrowing availability on the Company’s credit facility, which was $7,390,000 at March  31, 2008, will be sufficient to fund the Company’s working capital requirements through March 2009. At March 31, 2008, the Company’s working capital was $8,519,000, an increase of $191,000 from working capital of $8,328,000 at December 31, 2007.  This increase is primarily due to increased accounts receivable and inventory, offset by increased accounts payables and accrued expenses and short-term borrowings for 2008 as compared to 2007.  For the three months ended March 31, 2008, net cash used in operating activities amounted to $8,164,000, an increase of $7,123,000 from net cash used in operating activities for the three months ended March 31, 2007.  Net cash used in operating activities for 2008 was also impacted by increases in inventory and accounts receivables, offset by the increases in accounts payable and accrued expenses. The increase in inventory and accounts payable resulted from increased sales volume and seasonal fluctuations. During the three months ended March 31, 2008, cash flow used in operating and investing activities was funded from the net proceeds of short term borrowings under the Company’s credit facility of $8,173,000.

In 2003, the Company’s wholly-owned subsidiary, Five Star Group, Inc. (“Five Star Group”), obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star Group to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (4.57 % at March 31, 2008) for borrowings not to exceed $15,000,000, and the prime rate (5.25% at March 31, 2008) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star Group achieves and maintains certain performance benchmarks. At March 31, 2008 and December 31, 2007, approximately $27,476,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,390,000 and $5,579,000 was available to be borrowed, respectively. Substantially all of the Company’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, the Company is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2008, the Company was in compliance with the all required covenants.

 The following table sets forth the significant debt covenants at March 31, 2008:

Covenant	Required	Calculated

Minimum tangible net worth	$6,000,000	$9,512,000

Debt to tangible net worth	< 6	2.89

Fixed charge coverage	>1.1	1.78

Quarterly income (loss)	No loss in consecutive quarters	$(144,000) - fourth quarter loss
		$489,000 – first quarter profit (*)

(*) The Lender amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 4 to the Consolidated Condensed Financial Statements).

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

The fair value of the interest rate swap amounted to $(29,000) and $69,000 at March 31, 2008 and December 31, 2007, respectively, and is included in Other assets in the accompanying balance sheets.

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

The interest rate swap and interest rate collar entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar for three months ended March 31, 2008 amount to approximately $1,000, which has been charged to earnings.

Five Star Group issued an unsecured note (the “Note”) payable to a wholly-owned subsidiary of NPDC, which was scheduled to mature on June 30, 2006.  On July 28, 2006, the Company and NPDC agreed to extend the Note for a one-year term maturing on June 30, 2007.  In consideration for the extension, the Company paid NPDC a fee of $28,000, representing one percent of the Note’s then outstanding balance.  The interest rate on the Note remained at 9% per annum.

On March 2, 2007, the Company and NPDC amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted NPDC certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and NPDC.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For each of the three months ended March 31, 2008 and 2007, the Company incurred interest expense on the Note of $63,000.  The Note is subordinated to the indebtedness under the Loan Agreement.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will sue when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. Although, this statement became effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.                Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                Unregistered Sales Of Equity Securities and Use of Proceeds.

Issuer and Affiliated Purchaser Purchases of Equity Securities

During the three months ended March 31, 2008, the Company did not repurchase any shares of Company common stock.  However, as described in the footnote to the table below, NPDC purchased shares of Company common stock during such period.  The following table reflects purchases of Company common stock by NPDC during the three months ended March 31, 2008.

Issuer and Affiliated Purchaser Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2008	January 31, 2008	-	-	-	-
February 1, 2008	February 29, 2008	-	-	-	-
March 1, 2008	March 31, 2008	2,000,000	$0.60	-	-
Total		2,000,000	$0.60	-	-

(1)
In connection with the resignation by Mr. Flegel as director and Chairman of the Board of the Company, and as a director of NPDC, effective March 25, 2008, the Company, NPDC and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to NPDC (i) 200,000 shares of NPDC common stock, which was exchangeable into 1,200,000 shares of Company common stock owned by NPDC, at $3.60 per share  (which equates to $0.60 per share of Company common stock had Mr. Flegel exercised his right to exchange these shares of NPDC’s common stock into shares of Company common stock) and (ii) 1,698,336, shares of Company common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to NPDC an additional 301,664 shares Company common stock at $0.60 per share.

Item 6.                Exhibits

10.1
Agreement and Release, dated March 25, 2008, by and among Leslie Flegel, National Patent Development Corporation and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-K filed by the Registrant on March 27, 2008)

10.2
Sale Agreement, dated March 25, 2008, by and among National Patent Development Corporation, Five Star Products, Inc., Jason Flegel, Carole Flegel, Dylan Zachary Flegel UTMA – FL, Brooke Flegel UTMA – FL, Mark Flegel, Darryl Sagel, Lauren Sagel, Graham Spencer Sagel UTMA – NY and Alexa Danielle Sagel UTMA – NY (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-K filed by the Registrant on March 27, 2008)

10.3
Eighth Modification Agreement, dated March 25, 2008, by and between Five Star Group, Inc., as borrower, and Bank of America, N.A. (through its predecessor Fleet Capital Corporation), as Lender (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 31, 2008)

31.1	*	Certification of principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Registrant and the principal financial officer of the Registrant

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR PRODUCTS, INC.

Date: May 15, 2008	By:	/s/ JOHN C. BELKNAP
John C. Belknap
Chief Executive Officer, President & Chairman
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ IRA J. SOBOTKO
Ira J. Sobotko
Senior Vice President, Finance
(Principal Financial and Accounting Officer)