Form 10-Q
period 2008-06-30
FIVE STAR PRODUCTS INC
filed 2008-08-14
CIK 922408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 10, 2008, there were 23,842,577 shares of the registrant’s common stock, $0.01 par value, outstanding.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash	$16	$3
Accounts receivable, net	16,838	11,254
Inventory	29,204	26,965
Deferred income taxes	497	469
Prepaid expenses and other current assets	378	1,151
Total current assets	46,933	39,842

Machinery and equipment, net	844	833
Deferred income taxes	87	24
Other assets	109	391
Total assets	$47,973	$41,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$24,931	$19,303
Accounts payable and accrued expenses (including due to affiliates of $59 and $129)	13,392	12,211
Total current liabilities	38,323	31,514

Convertible note payable to National Patent	2,800	2,800
Total Liabilities	41,123	34,314

Stockholders' equity
Common stock	198	195
Additional paid-in capital	10,218	9,544
Accumulated deficit	(2,905)	(2,296)
Accumulated other comprehensive income	39	33
Treasury stock, at cost	(700)	(700)
Total stockholders' equity	6,850	6,776
Total liabilities and stockholders’ equity	$47,973	$41,090

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008		2007

Sales	$31,429	$35,926		$62,898	$65,788
Cost of goods sold	25,979	29,671		52,272	54,804
Gross margin	5,450	6,255		10,626	10,984

Selling, general and administrative expenses	(4,884)	(4,837)		(9,315)	(8,427)
Charge related to resignation of Chairman of the Board	-	-		(1,096)	-

Operating income	566	1,418		215	2,557

Other income	7	10		16	28

Interest expense	(450)	(515)		(815)	(858)

Income (loss) before income taxes	123	913		(584)	1,727

Income tax expense	(25)	(346)		(25)	(700)

Net income (loss)	$98	$567		$(609)	$1,027
Other comprehensive income (loss) net of tax:
Change in value of cash flow hedge	102	(19)		4	(80)
Tax benefit (expense)	(37)	8		2	32

Comprehensive income (loss)	$107	$556		$(659)	$979

Net income (loss) per share
Basic	$.01	$.04	$	( .04)	$.07
Fully diluted	$.01	$.03		$(.04)	$.06

See accompanying notes to the consolidated condensed financial statements.

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(609)	$1,027
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	161	172
Interest rate collar		5
Equity based compensation	1,196	180
Deferred tax (benefit) provision	(89)	1

Changes in other operating items:
Accounts receivable	(5,584)	(8,342)
Inventory	(2,239)	(2,848)
Prepaid expenses and other current assets	540	93
Accounts payable and accrued expenses	1,181	6,809
Net cash used in operating activities	(5,443)	(2,903)

Cash flows used in investing activities:
Acquisition of Right-Way		(3,399)
Additions to machinery and equipment	(172)	(303)
Cash used in investing activities	(172)	(3,702)
Cash flows from financing activities:
Net proceeds from short-term borrowings	5,628	6,598
Exercise of stock options	-	7
Net cash provided by financing activities	5,628	6,605

Net increase in cash	13	-
Cash at beginning of period	3	3
Cash at end of period	$16	$3

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$790	$799
Income taxes	$3	$59

See accompanying notes to the consolidated condensed financial statements

FIVE STAR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Condensed Balance Sheet as of June 30, 2008 and the Consolidated Condensed Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2008 and 2007 and Cash Flows for the six month periods ended June 30, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Consolidated Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, as amended on April 29, 2008 (as amended, the “2007 Form 10-K”).  In the opinion of management, this interim information includes all material adjustments, which, except for the non-cash compensation charge referred to in Note 4, are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

Description of Business

Five Star Products Inc. (the “Company”, “we”, “our”, or “Five Star”) is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves independent retail dealers in the Northeast and Mid-Atlantic states. Five Star operates two distribution centers, located in Newington, Connecticut and East Hanover, New Jersey.  All operations are coordinated from Five Star’s New Jersey headquarters.  At June 30, 2008, National Patent Development Corporation (“National Patent”) owned 75% of the outstanding common stock of the Company and, as of July 21, 2008, owned approximately 82% of the Company’s common stock through its wholly-owned subsidiary, NPDV Acquisition Corporation (“NPDV”), due to the conversion of a convertible note of the Company held by NPDV that was previously held by another wholly-owned subsidiary of National Patent.  See Notes 2 and 8.

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

Inventory.  Inventory is valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory consists solely of finished products, and includes allocated costs incurred in procurement, warehousing and handling inventories.

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expense.  These cost amounted to $1,458,000, $1,444,000, $2,833,000 and $2,744,000 for the three and six months ended June 30, 2008 and 2007, respectively.

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

Fair value of financial instruments.  The carrying value of cash and cash equivalents accounts receivable and accounts payable approximate estimated fair values because of short maturities. At June 30, 2008 and December 31, 2007, the fair value of the Company’s $2,800,000 fixed rate convertible note payable to National Patent was approximately $3,080,000 and $4,830,000, respectively, based on $0.40 per share fixed conversion price and market price of the Company’s common stock at June 30, 2008 and December 31, 2007. The convertible note payable to National Patent was converted into 7,000,000 shares of Company common stock on July 21, 2008.  See Note 2 and Note 8.  The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

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

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect adoption of SFAS 157-2 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.   The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

2.           Tender Offer for shares of Company common stock

On June 26, 2008, the Company, National Patent and NPDV entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of the Company’s common stock not held by National Patent or its subsidiaries at a purchase price of $0.40 per share (the “Offer Price”), net to the seller in cash, without interest thereon and less any required withholding taxes (the “Offer”).

The  Offer is scheduled to remain open until 12:00 midnight, New York City time on August 26, 2008, subject to extension pursuant to the terms set forth in the Tender Offer Agreement or unless NPDV provides a subsequent offering period.  The Offer is subject to customary conditions, including the expiration or termination of the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, if any.

Pursuant to the Tender Offer Agreement, following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Tender Offer Agreement, NPDV will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation, and a wholly-owned by National Patent.   Each share of Company common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company or NPDV, all of which will be cancelled and retired and will cease to exist, and shares held by stockholders of the Company who validly exercise their appraisal rights under Delaware law), will be converted in the Merger into the right to receive the price paid pursuant to the Offer, in cash.

The parties have agreed that if, following the consummation of the Offer, NPDV acquires in the aggregate at least 90% of the outstanding shares of Company common stock, the Merger will be completed without a meeting of the Company’s stockholders, in accordance with Delaware’s short-form merger statute.

Pursuant to the Tender Offer Agreement, the Company granted to National Patent and NPDV an irrevocable option to purchase, for the Offer Price, a number of shares of Company common stock that, when added to the number of shares owned by NPDV immediately prior to the exercise of the option, constitutes one share of Company common stock more than 90% of the number of shares of Company common stock that will be outstanding immediately after the issuance, subject to availability of authorized shares of Company common stock.  The option is only exercisable if NPDV owns at least 87.5% of the issued and outstanding shares of Company common stock after consummation of the Offer.

Under the Tender Offer Agreement, if NPDV owns less than 87.5% of the issued and outstanding shares of Company common stock after consummation of the Offer, (i) the Company will (A) call, give notice of, convene and hold a special meeting of Company stockholders for the purposes of considering and taking action upon the adoption of the Tender Offer Agreement, (B) prepare and file with the SEC a preliminary proxy or information statement relating to the terms and conditions of the Merger and obtain and furnish the information required by the SEC to be included therein, and (C) cause a definitive proxy or information statement to be mailed to Company stockholders at the earliest practicable date, and (ii) NPDV will vote all of its shares of Company common stock in favor of the Merger. As a result, approval of the Merger would be assured, and NPDV would be merged with and into the Company subsequent to the Company’s receipt of stockholder approval of the transaction.

In addition, concurrently with the execution of the Tender Offer Agreement, the Company and National Patent entered into letter agreements (which will terminate if the Merger is not consummated by December 31, 2008) with certain executive officers, employees and directors of the Company (collectively the “Letter Agreements”) pursuant to which each such person will receive cash compensation in exchange for the termination of their right to receive both vested and unvested options and unvested  and unissued shares of restricted stock, promptly following the completion of the Merger (or such earlier date as selected by the Company).

Prior to the commencement of the Offer, in accordance with the Tender Offer Agreement, (i) National Patent transferred to NPDV (A) all of the shares of Company common stock held by National Patent and (B) a convertible note made by the Company’s wholly-owned subsidiary, Five Star Group, Inc., in favor of a wholly-owned subsidiary of National Patent, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Company common stock.  See Note 8.

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

(in thousands, except per share data)	Six Months Ended June 30, 2007
Sales	$70,122
Net income	392

Income per share:
Basic	$0.03
Diluted	$0.02

4.           Incentive stock plan

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), which was approved by the Company’s stockholders in December 2007. Under the 2007 Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Company common stock to officers, employees or members of the Board of Directors of the Company and its subsidiaries. The Company is authorized to grant an aggregate of 2,500,000 shares of Company common stock under the 2007 Plan.  The Company may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 2, April 5 and July 17, 2007, the Company granted options under the 2007 Plan to purchase an aggregate of 250,000, 200,000 and 125,000 shares of Company common stock with exercise prices of $0.38, $0.75 and $0.78 per share, respectively, to certain executives of the Company and its subsidiaries. The options vest only upon the achievement by the Company of certain EBITDA targets for each of the three consecutive fiscal years beginning with the fiscal year ended December 31, 2007, or in the aggregate for such three-year period, and are contingent upon continued employment with the Company or its subsidiaries.

Additionally, on March 2, 2007, the Company modified the EBITDA targets for 400,000 options granted to an executive officer of the Company in October 2006, for which no compensation expense was recognized in the fiscal year ended December 31, 2006, as achievement of performance criteria was determined to be less than probable.  The Company estimated the aggregate fair value of the 650,000 options granted (of which 400,000 were modified) on March 2, 2007, 200,000 options granted on April 5, 2007 and the 125,000 options on July 17, 2007 to be $185,000, $97,000 and $62,000, respectively, based on the Black-Scholes valuation model.

Because the performance target for the year ended December 31, 2007 was achieved and the employment of each of the grantees continued on March 31, 2008, options to purchase an aggregate of 342,000 shares vested on March 31, 2008, the date when the performance target was determined to be achieved, and related compensation expense of $24,000 was recognized with respect to these options for the three months then ended.  The Company estimates that achievement of the 2008 performance target is less than probable and therefore no compensation expense has been recognized in the three and six months ended June 30, 2008 with respect to the portion of the above grants which vest based on achievement of the 2008 EBITDA target.

As of June 30, 2008, there was $235,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized in the period the options are cancelled in connection with the merger (see Note2).

Activity relating to stock options granted by the Company is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (*)

Options outstanding at December 31, 2007	975,000	0.51	9.2	$201,500
Options outstanding at June 30, 2008	975,000		8.7	$39,000
Options vested and expected to vest	325,000	0.51	8.7	$12,900
Options exercisable at June 30, 2008	325,000	0.51	8.7	$12,900

*	The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

On March 2, 2007, the Company granted to its President and Chief Executive Officer 1,000,000 shares of restricted stock, valued at $0.38 per share (representing an aggregate value of $380,000), which vest upon the Company meeting certain EBITDA targets for 2007 and the subsequent two consecutive years, or in the aggregate for such three-year period, contingent upon his continued employment with the Company and National Patent.  Because the performance target for the fiscal year ended December 31, 2007 was met, 333,000 shares of restricted stock vested on March 31, 2008, the date when the performance target was determined to be achieved, and related compensation expense of $21,000 was recognized for the three months then ended.  Compensation expense for the three and six months ended June 30, 2008 was $21,000, as compared to compensation expense of $31,000 and $42,000 for the three and six months ended June 30, 2007, respectively.  At June 30, 2008, $253,000 remains to be charged over the lesser of the remaining 23 months or the term of employment, provided certain adjusted EBITDA targets are met; however, the Company has determined that achievement of the 2008 performance target is less than probable and therefore no compensation expense was recognized with respect to the portion of the above grant which vests based on the achievement of the 2008 performance target. The remaining unrecognized compensation expense will be recorded in the period, in which rights to receive unvested restricted stock terminated in connection with the merger (see Note 2).

As a result of the Letter Agreements (see Note 2) all the above options and the remaining unvested and unissued shares of restricted stock will terminate  following the completion of the merger (or some earlier date as selected by the Company) in exchange for cash compensation of approximately $182,000. Any excess of the repurchase price over the fair value of the awards repurchased will be recognized as additional compensation expense.

5.           Stockholders equity

On March 2, 2007, S. Leslie Flegel was named a director of National Patent and the Company and was appointed Chairman of the Board of the Company.  Mr. Flegel entered into a three-year agreement with the Company, which was to expire on March 1, 2010 (the “2007 Five Star Flegel Agreement”) and provided for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for the Company and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office.  In addition, Mr. Flegel was issued 2,000,000 shares of Company common stock, all of which were fully vested and not subject to forfeiture.   The 2,000,000 shares of Company common stock were valued at $720,000 based on the closing price of Company common stock on March 2, 2007, which was the date of grant.  Such amount was being charged to compensation expense over the term of the agreement.   The charge for three and six months ended June 30, 2007 was $60,000 and $80,000, respectively.

On March 2, 2007, National Patent and Mr. Flegel entered into an agreement with National Patent (the “2007 National Patent Flegel Agreement”) pursuant to which National Patent sold to Mr. Flegel 200,000 shares of National Patent common stock at a price of $2.40 per share, or $480,000 in the aggregate.  Pursuant to the 2007 National Patent Flegel Agreement, Mr. Flegel had the right to exchange any or all of the 200,000 shares of National Patent common stock for Company common stock held by National Patent at the rate of six shares of Company common stock for each share of National Patent common stock.  The value of the option to convert the National Patent stock held by Mr. Flegel into shares of Company common stock, which amounted to $264,000, was being recognized as compensation expense by the Company over the three-year term of the agreement.  For the three and six months ended June 30, 2007, the Company recognized a compensation expense of approximately $21,000 and $28,000, respectively.

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of the Company, and as a director of National Patent, effective immediately. In connection with Mr. Flegel’s resignation, the Company, National Patent and Mr. Flegel entered into an agreement, dated March 25, 2008 (the “2008 Flegel Agreement”), pursuant to which Mr. Flegel sold to National Patent (i) 200,000 shares of National Patent common stock, which were exchangeable into an aggregate of 1,200,000 shares of Company common stock owned by National Patent, at $3.60 per share (which equates to $0.60 per share of Company common stock had Mr. Flegel exercised his right to exchange these shares of National Patent common stock into shares of Company common stock) and (ii) 1,698,336, shares of Company common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to National Patent an additional 301,664 shares the Company common stock at $0.60 per share.  Under the 2008 Flegel Agreement, each of the 2007 Five Star Flegel Agreement and the 2007 National Patent Flegel Agreement was terminated and Mr. Flegel agreed to be subject to one-year non-compete, standstill and non-solicitation covenants.

The Company recorded a non-cash compensation charge of $1,096,000 in the first quarter of 2008 related to the transactions pursuant to the 2008 Flegel Agreement, including the unamortized portion of the value of the 2,000,000 shares of Company common stock issued ($480,000) and the option to convert the 200,000 shares of National Patent common stock ($176,000) discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Company common stock on March 25, 2008. In connection with the acquisition by National Patent of the 200,000 shares of National Patent common stock pursuant to the 2008 Flegel Agreement, $176,000 was accounted for as a settlement of the option to acquire Company common stock and a related capital contribution.  Accordingly, additional paid-in capital was charged and credited for such amount.

In March 2008, prior to the execution of the 2008 Flegel Agreement, Bank of America Business Capital (formerly Fleet Capital Corporation) amended the covenants related to the Loan Agreement to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.  See Note 6.

6.           Short term borrowings

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of the  Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011.  The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% of eligible inventory, reduced by 1% per quarter commencing July 1, 2008, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At June 30, 2008 and December 31, 2007, approximately $24,931,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,044,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  Under the Amended Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $65,000 and $69,000 at June 30, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying balance sheets.

7.           Derivatives and hedging activities

The interest rate swap entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.

8.           Related party transactions

(a)           Management agreement

National Patent provides legal, tax, business development, insurance and employee benefit administration services to the Company pursuant to a management services agreement, for a fee that was $40,000 per month from April 2007 through June 30, 2008. The fee for the three months ended March 31, 2007 was approximately $28,000 per month. The management services agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof.  In addition, the Company agreed to reimburse National Patent for $16,666 per month for Mr. Feldman’s (National Patent’s former Chief Executive Officer) service to the Company effective October 1, 2004 through May 31, 2007, the termination date of Mr. Feldman’s contract.

Fees incurred under the management services agreement totaled $120,000 and $240,000 for the three and six months ended June 30, 2008, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations. For the three and six months ended June 30, 2007, the total fee was $120, 000 and $236,000, respectively.

In addition, National Patent incurred certain expenses on behalf of the Company, primarily involving insurance, legal and other professional expenses. The Company reimbursed National Patent for such expenses, which amounted to approximately $70,000 and $240,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $278,000 and $337,000 for the six months ended June 30, 2008 and 2007, respectively.

(b)           Related party debt

Five Star Group issued an unsecured note (the “Note”) payable to a wholly-owned subsidiary of National Patent, which was scheduled to mature on June 30, 2006.  On July 28, 2006, the Company and National Patent agreed to extend the Note for a one-year term maturing on June 30, 2007.  In consideration for the extension the Company paid National Patent a fee of $28,000, representing one percent of the Note’s then outstanding balance.  The interest rate on the Note remained at 9% per annum.

On March 2, 2007, the Company and National Patent amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted National Patent certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and National Patent.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For the quarter ended  June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company incurred interest expense of $63,000, $63,000, $126,000 and  $126,000, respectively.  On July 16, 2008, National Patent transferred the Note to NPDV and on July 21, 2008, NPDV converted the Note.  See Note 2. As a result thereof the note has not been classified as a current liability in the accompanying June 30, 2008 balance sheet.

The Note was subordinated to the indebtedness under the Amended Loan Agreement.  See Note 6.

(c)           Other related party transactions

On April 5, 2007, the Company, in connection with its acquisition of Right-Way entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of the Company. See Note 3. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the warehouse for the three and six months ended June 30, 2008 was $81,000 and $162,000, respectively.  For the three and six months ended June 30, 2007, rent expense for the warehouse was $81,000 and $108,000, respectively. The Company also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

On March 25, 2008, in connection with Mr. Flegel’s resignation as director and Chairman of the Board of the Company, and as a director of National Patent, the Company, National Patent and Mr. Flegel entered into the 2008 Flegel Agreement, pursuant to which National Patent acquired from Mr. Flegel shares of National Patent common stock that had been exchangeable into shares of Company common stock, and also acquired from Mr. Flegel, his children and his grandchildren shares of Company common stock that had been beneficially owned by them.  See Note 5.

9.           Earnings per share

Earnings per share (EPS) for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Basic EPS
Net income (loss)	$98	$567	$(609)	$1,027

Weighted average shares outstanding	16,843	16,360	16,679	15,481

Basic earnings per share	$.01	$.04	$(.04)	$.07

Diluted EPS
Net income	$98	$567	$(609)	$1,027
Impact of assumed conversion of the Note		38		50
Income available to common stockholders after assumed conversions	$98	$605	$(609)	$1,077

Weighted average shares outstanding	16,843	16,360	16,679	15,481
Dilutive effect of stock options		800		403
Shares issued on conversion of Note	-	2,702		1,243
Diluted weighted average shares outstanding	16,843	19,861	16,679	17,127

Diluted earnings per share	$.01	$.03	$(.04)	$.06

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, adjusted for the issuance of common shares upon the exercise for all potential dilutive stock options using the treasury stock method and upon the conversion of the Note.  As of June 30, 2008, there were 7,325,000 potentially dilutive shares issuable upon exercise of the options and conversion of the Note that were antidilutive through the period ended June 30, 2008.

10.   Income taxes

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of the Company (see Note 5), a non-cash compensation expense of $1,096,000 was recorded in the quarter ended March 31, 2008, of which $704,000 did not result in a tax benefit.

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

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) or an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, Five Star Group, Inc., due to the loss of business from significant customers or otherwise. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise, except as required by law. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Overview

Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.  At June 30, 2008, National Patent owned approximately 75% of the outstanding shares of common stock of the Company.  As a result of the transfer of such shares by National Patent to its wholly-owned subsidiary, NPDV Acquisition Corporation (“NPDV”), and the transfer to, and conversion by, NPDV of a note convertible into shares of Company common stock on July 21, 2008, NPDV currently owns 82% of the outstanding shares of Company common stock.

On June 26, 2008, the Company, National Patent and NPDV entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of the Company’s common stock not held by National Patent or its subsidiaries at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  See Note 2 to the Consolidated Condensed Financial Statements.

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

Results of Operations for the quarter and six months ended June 30, 2008 and 2007

The Company had income (loss) before income taxes of $123,000 and ($584,000) for the quarter and six months ended June 30, 2008, as compared to income before income taxes of $913,000 and $1,727,000 for the quarter and six months ended June 30, 2007. The loss for the six months ended June 30, 2008 was primarily attributable to (i) a $1,096,000 non cash compensation expense related to the termination of  the Company’s agreement with Mr. Flegel (see Note 5 to the Consolidated Condensed Financial Statements), which is reflected in Charge related to resignation of Chairman of the Board in the Consolidated Condensed Statement of Operations, (ii) reduced gross margin due to reduced sales (iii) increased general and administrative expenses primarily due the acquisition of Right-Way in April 2007 and expenses related to the Tender Offer (see Note 2 to the Consolidated Condensed Financial Statements), and (iv) increased delivery expenses due to increased fuel costs. The reduced income of $790,000 for the three months ended June 30, 2008 was primarily attributable (i) reduced gross margin due to reduced sales and increased general and administrative expenses primarily due to expenses related to the Tender Offer.

Sales

The Company had sales of $31,429,000 and $62,898,000 for the quarter and six months ended June 30, 2008, respectively, as compared to sales of $35,926,000 and $65,788,000 for the quarter and six months ended June 30, 2007, respectively.  The decrease in sales for the quarter ended June 30, 2008 of $4,497,000 was the result of (i) reduced sales of exterior products due to (a) weather conditions in May 2008, (b) Cabot drop ship sales that occurred in the second quarter of the 2007 fiscal year being shipped in the first quarter of 2008 due to a change in the program by Cabot (c) overall softness in the exterior business and (ii) reduced sales out of the Company’s New Jersey and Connecticut warehouses due to an overall weakness in the economy and the Company’s marketplace.

The decrease in sales for the six months ended June 30, 2008 of $2,890,000 was the result of` reduced sales out of the Company’s New Jersey and Connecticut warehouses due to an overall weakness in the economy and the Company’s marketplace, offset by sales generated by Right-Way Brooklyn, the Company’s Cash and Carry facility purchased in April 2007.

Gross margin

Gross margin was $5,450,000, or 17.3% of net sales, for the quarter ended June 30, 2008, as compared to $6,225,000, or 17.4% of net sales, for the quarter ended June 30, 2007. Gross margin for the six months ended June 30, 2008 was $10,626,000 or 16.9% of net sales as compared to $10,984,000 or 16.7% of net sales for the six months ended June 30, 2007.

 The decrease in gross margin dollars for the quarter and six months ended June 30, 2008 of $775,000 and $358,000 respectively was the result of reduced sales for the periods.

Selling, general and administrative expense

The Company had selling, general and administrative (SG&A) expense of $4,884,000 for the quarter ended June 30, 2008, as compared to $4,837,000 for the quarter ended June 30, 2007 and $9,315,000 for the six months ended June 30, 2008, as compared to $8,427,000 for the six months ended June 30, 2007.  The increase in SG&A expenses for the quarter ended June 30, 2008 of $47,000 was due to $226,000 of costs incurred related to the Tender Offer (see Note 2 to the Consolidated Condensed Financial Statement’s) offset by reduced sales commissions and related selling expenses of $102,000 due to reduced sales.

The increase in SG&A expenses for the six months ended June 30, 2008 of $888,000 was due to: (i) $226,000 of costs incurred related to the Tender Offer (see Note 2 to the Consolidated Condensed Financial Statement’s); (ii) increased general and administrative expenses of $461,000 primarily due to increased costs incurred due to Right-Way; (iii) increased delivery costs of $89,000 due to increased fuel costs; and (iv) a general increase in operating costs.

Interest expense

The Company had interest expense of $450,000 and $815,000 for the quarter and six months ended June 30, 2008, respectively, as compared to interest expense of $515,000 and $858,000 for the quarter and six months ended June 30, 2007.

Income taxes

The effective income tax rate was approximately 66.2% and (13.9) % for the three months and six months ended June 30, 2008, respectively.  This is compared to an effective income tax rate of approximately 37.9% and 40.5% for the three months and six months ended June 30, 2007, respectively.

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of the Company (see Note 4) a non-cash compensation expense of $1,096,000 was recorded of which $704,000 did not result in a tax benefit.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash of $16,000.  Management believes that the current borrowing availability on the Company’s credit facility, which was $7,044,000 at June 30, 2008, will be sufficient to fund the Company’s working capital requirements through June 30, 2009. At June 30, 2008, the Company’s working capital was $8,553,000, an increase of $225,000 from working capital of $8,328,000 at December 31, 2007.   For the three months ended June 30, 2008, net cash used in operating activities amounted to $5,443,000, an increase of $2,540,000 from net cash used in operating activities for the six months ended June 30, 2007.  Net cash used in operating activities for 2008 was impacted by increases in inventory and accounts receivables, offset by the increases in accounts payable and accrued expenses. The increase in inventory and accounts payable resulted from purchasing opportunities and seasonal fluctuations. During the three months ended June 30, 2008, cash flow used in operating and investing activities was funded from the net proceeds of short term borrowings under the Company’s credit facility of $5,628,000.  In addition, the convertible note payable to National Patent, which was converted on July 21, 2008, was reclassed to current liabilities.

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011.  The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% of eligible inventory, reduced by 1% per quarter commencing July 1, 2008, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America. The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At June 30, 2008 and December 31, 2007, approximately $24,931,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,044,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  Under the Amended Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

As of June 30, 2008, the Company was in compliance with the all required covenants.

 The following table sets forth the significant debt covenants at June 30, 2008:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,610,000

Debt to tangible net worth	< 6	2.59

Fixed charge coverage	>1.1	2.12

Quarterly income (loss)	No loss in consecutive quarters	$489,000 – first quarter profit (*)
		$98,000 – second quarter profit

(*) The Loan Agreement excludes non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 4 to the Consolidated Condensed Financial Statements).

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $65,000 at June 30, 2008 and is included in other assets in the accompanying balance sheets.

The interest rate swap entered into by the Company in connection with the Loan Agreement are being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.

Five Star Group issued an unsecured note (the “Note”) payable to a wholly-owned subsidiary of National Patent, which was scheduled to mature on June 30, 2006.  On July 28, 2006, the Company and National Patent agreed to extend the Note for a one-year term maturing on June 30, 2007.  In consideration for the extension the Company paid National Patent a fee of $28,000, representing one percent of the Note’s then outstanding balance.  The interest rate on the Note remained at 9% per annum.

On March 2, 2007, the Company and National Patent amended the Note: (i) to extend the maturity date from June 30, 2007 to June 30, 2009; (ii) to add a conversion feature such that the holder of the Note, at its option, may convert the principal of the Note, and any accrued interest, into shares of the Company’s common stock at a fixed conversion price of $0.40 per share; and (iii) to eliminate the Company’s right to prepay the Note prior to maturity.  The Company also granted National Patent certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Note pursuant to a Registration Rights Agreement, dated as of March 2, 2007, between the Company and National Patent.  The carrying value of the Note before the amendment approximated the fair value of the amended Note; therefore, no gain or loss was recognized as the result of the modification.  For the quarter ended  June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company incurred interest expense of $63,000, $126,000, respectively.  On July 16, 2008, National Patent transferred the Note to NPDV and on July 21, 2008, NPDV converted the Note.  See Note 2 to the Consolidated Condensed Financial Statements.

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

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.   The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

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

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

2.1
Tender Offer and Merger Agreement, dated June 26, 2008, among the Five Star Products, Inc., NPDV Acquisition Corporation and National Patent Development Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the registrant on June 26, 2008)

10.1
Letter Agreement, dated June 26, 2008 among Bruce Sherman, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 26, 2008)

10.2
Letter Agreement, dated June 26, 2008 among Ronald Kampner, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on June 26, 2008)

10.3
Letter Agreement, dated June 26, 2008 among Charles Dawson, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on June 26, 2008)

10.4
Letter Agreement, dated June 26, 2008 among Joseph Leven, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on June 26, 2008)

10.5
Letter Agreement, dated June 26, 2008 among Ira Sobotko, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the registrant on June 26, 2008)

10.6
Letter Agreement, dated June 26, 2008 among Mr. John C. Belknap, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the registrant on June 26, 2008)

10.7
Restated and Amended Loan and Security Agreement, dated as of June 27, 2008, by and between Five Star Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on July 3, 2008)

10.8
Agreement of Subordination and Assignment, dated as of June 27, 2008, by JL Distributors, Inc., Five Star Group, Inc., Five Star Products, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on July 3, 2008)

10.9
Guaranty and Pledge Agreement, dated as of June 27, 2008, by Five Star Products, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on July 3, 2008)

10.10
Restated and Amended Promissory Note of Five Star Group, Inc. payable to the order of Bank of America, N.A., dated as of June 26, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on July 3, 2008)

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

FIVE STAR PRODUCTS, INC.

Date: August 14, 2008	By:	/s/ JOHN C. BELKNAP
John C. Belknap
Chief Executive Officer, President &
Chairman
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ IRA J. SOBOTKO
Ira J. Sobotko
Senior Vice President, Finance
(Principal Financial and Accounting Officer)